Form 10-K
period 1993-12-31
MEAD CORP
filed 1994-03-14
CIK 64394

================================================================================

                                           SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549
                                                        FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1993
                                                           OR
                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______________ to ______________
                Commission File No. 1-2267

                                               THE MEAD CORPORATION
                         (Exact name of registrant as specified in its charter)
                         Ohio                              31-0535759
               (State of Incorporation)     (I.R.S. Employer Identification No.)

                                                 MEAD WORLD HEADQUARTERS
                                               COURTHOUSE PLAZA NORTHEAST
                                                   DAYTON, OHIO 45463
                                        (Address of principal executive offices)
                Registrant's telephone number, including area code: 513-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
                  Title of Each Class                    on which Registered
                  -------------------                    ----------------------
         Common Shares Without Par Value                 New York Stock Exchange
          and Common Share Purchase Rights               Chicago Stock Exchange
                                                         Pacific Stock Exchange
         9% Debentures due 2017                          New York Stock Exchange
         6 3/4% Convertible Subordinated                 New York Stock Exchange
          Debentures due 2012
                                    _________________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days. Yes X No __.
                                    _________________________

        Indicate by check mark if disclosure of delinquent filers pursuant to tem 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form any amendment to this Form 10-K. [ ]
                                    _________________________

        As of January 27, 1994, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,749,360,000 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

        The number of Common Shares outstanding at March 1, 1994 was 59,271,120.

                               DOCUMENTS INCORPORATED BY REFERENCE
        Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 28, 1994, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 14, 1994.
========================================================================

                                             PART I

Item 1. Business

        Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes school and office supplies, distributes paper and other industrial supplies and is engaged in the electronic publishing business.

        Mead was incorporated in 1930 under the laws of the state of Ohio as the outgrowth of a paper manufacturing business founded in 1846, and has its principal executive offices at Mead World Headquarters, Courthouse
Plaza Northeast, Dayton, Ohio 45463, telephone (513) 495-6323. Except as otherwise indicated by the context, the terms "Company" or "Mead" as used herein refer to The Mead Corporation and its subsidiaries.

Segment Information

        Segment information is also included in Note R on page 52.

                                              Paper

        Mead's Fine Paper division manufactures cut-size copier paper; uncoated and coated papers for commercial printing; form bond and carbonless paper and papers for conversion by others into business forms; and other uncoated papers for conversion by others into such products as greeting cards and bank checks. Mead's Publishing Paper division manufactures web coated offset paper for use by book, magazine, catalog and advertising brochure publishers. The Fine Paper division sells papers manufactured by both divisions nationwide, both on a direct basis to printers and converters and through paper merchants, including merchants owned by Mead. Additionally, Escanaba Paper Company, a wholly-owned subsidiary, sells its output to the Publishing Paper division of Mead, which resells the paper directly to publishers and printers. The pulp mills adjacent to the paper mills of these divisions and the pulp mill owned by an affiliate (see "Forest Products Affiliates") produce virtually all of the pulp required for use in these paper mills.

        The Company's Gilbert division manufactures cotton content and premium sulfite paper and premium recycled papers, including bond, banknote, texts and cover, and technical and specialty papers, and sells these products principally through paper merchants, including merchants owned by Mead.

        Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative laminating papers. This division also manufactures absorbent, filter, fire resistant, synthetic fiber and other specialty papers. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

        The Mead Pulp Sales division sells market pulp manufactured by Northwood Forest Industries Ltd. and by a non-affiliate, Aracruz Celulose S.A. The division maintains one sales office and is represented by affiliates and independent agents in all major pulp-consuming areas of the world. The principal market areas for pulp are in North America, western Europe and Japan.

                                    Packaging and Paperboard

        The Mead Packaging division designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. The division operates through a network of subsidiaries, affiliates and licensees in the United States, Canada, Europe, Japan, the Far East and Pacific Rim, Mexico and Latin America. Demand for most beverage packaging is seasonal with inventories being built from November to March for the peak soft drink and beer sales of April through October.

        Mead Coated Board, Inc., a wholly-owned subsidiary of Mead, operates a coated paperboard mill near Phenix City, Alabama, and two sawmills in Cottonton, Alabama and Greenville, Georgia, and owns various timberlands in Alabama and Georgia. The subsidiary is engaged primarily in the manufacture of coated natural kraft products used by the beverage packaging industry and by manufacturers of folding cartons for soaps, food products, hardware and apparel. The entire output of the Phenix City mill is sold by Mead Coated Board, Inc. to the Mead Coated Board division. The division sells approximately 50% of the mill output to the Mead Packaging division. The remainder is sold to a wide range of domestic and foreign carton converters. The division's customers are most concerned about physical strength properties of the paperboard and its quality for reprographics. Mead started up a new CNK(R) paperboard facility adjacent to the Phenix City mill in late 1990, and has constructed additional sheeting facilities in foreign countries to handle a portion of the increased capacity. In 1993, the division commenced operations at new facilities at the Phenix City mill designed to enable the division to meet beverage packaging customer demand for post-consumer recycled content.

        The Mead Containerboard division sells standard and special purpose corrugated shipping containers manufactured at eight converting plants located in the Midwestern and Southeastern regions of the United States from raw materials received from outside sources and from the division's Stevenson, Alabama corrugating medium mill. The division also sells corrugating medium from the Stevenson mill to unaffiliated manufacturers of containers.

                                   Forest Products Affiliates

        Northwood Forest Industries Ltd. ("Northwood"), which is owned 50% by Mead and 50% by Noranda Forest Inc. ("Noranda"), manufactures bleached softwood kraft pulp at its 1,600 ton-per-day mill in Prince George, British Columbia. The principal markets for its pulp are in the midwestern United States, western Europe and Japan. Lumber and plywood products are also produced at Northwood's three sawmills and its plywood plant in British Columbia. Northwood has the annual capacity to produce over one billion board feet of lumber and 175 million square feet of plywood (3/8-inch basis). Northwood's solid wood products' operations provide about 670,000 tons (ODT) of wood chips or 70% of the fiber requirements for the pulp mill. A wood preserving operation also treats lumber and custom treats plywood from other sources.

        Northwood Panelboard Company, a partnership owned 50% by Mead and 50% by Noranda and located in Bemidji, Minnesota, has the annual capacity to produce approximately 340 million square feet of oriented structural board (3/8-inch basis).

        All of the wood products produced by Northwood and Northwood Panelboard Company are sold through a subsidiary of Noranda primarily in North America with approximately 20% sold to export markets. Mead has a long-term contract with Northwood pursuant to which Mead is entitled to purchase such of Northwood's pulp production as it may require.

                                           Timberlands

        Mead obtains most of its wood requirements from private contractors or suppliers and from Company owned timberlands. The annual wood requirement for Mead's wholly-owned operations is approximately 8,000,000 tons, of which approximately 16% is obtained from timberlands owned or leased by Mead.

        The approximate annual requirement of wood for Northwood is 5,800,000 tons, the majority of which is obtained from Crown Lands through various types of cutting rights which are terminable or renegotiable at the government's initiative and from third parties having similar cutting rights.

        As of December 31, 1993, Mead owned or controlled approximately 1,337,000 acres of timberlands in the United States. Approximately 106,000 acres of land are controlled by Mead under long-term agreements which expire at different times through 2027.

                           Distribution and School and Office Products

        Zellerbach, Mead's distribution operation, is a national distribution business which distributes a full line of printing papers, industrial supplies and packaging materials and equipment. These products are distributed through a network of wholesale locations and printer-supply retail outlets. The business units carry inventory or order products against sales orders, depending upon the product and service requirements. Zellerbach distributes not only products of Mead, but also those of several hundred other manufacturers. In the distribution of paper and other products, competing merchants frequently distribute products of the same supplier.

        The Mead School and Office Products division manufactures and distributes a line of school supplies (including filler paper, wirebound notebooks, portfolios and looseleaf binders) as well as a line of office supply products (including envelopes, filing supplies and vinyl folders and binders). The division's products are distributed primarily through mass market retailers, office supply superstores and warehouse clubs. The school supply segment is highly seasonal with inventories beginning to be built in the winter and spring for shipment in late spring and summer, while the home and office products portion of the business is generally less seasonal in nature. Manufacturing and distribution is done from seven United States plants/distribution centers, and a small manufacturing facility operated in Nuevo Laredo, Mexico.

                                      Electronic Publishing

        The Mead Data Central division ("MDC") markets electronic information services worldwide to corporations, financial institutions, news media, governments and the legal, medical and accounting professions. Based in Dayton, Ohio, MDC has sales offices in approximately 50 major U.
S. cities, with international offices in London, Zurich and Toronto. Principal services include LEXIS(R), a computer-assisted legal research service, and NEXIS(R), a computer-assisted news, financial, marketing and general information retrieval service. MDC's services are distributed to subscribers via subscribers' own computer equipment and custom terminals supplied by MDC.

        MDC operates several other businesses, including The Michie Company division, which publishes, reports and edits state statutes and other legal reference materials in book and CD-ROM format; LEXIS(R) Document Services division, which provides public records searching and retrieval services for law firms, financial institutions and other customers; and Folio Corporation and Jurisoft, software development companies. MDC also controls a minority interest in Star Data Systems, Inc., a Canadian company that provides real-time quote services to Canadian customers.

                               International Sales and Operations

        Outside of the United States and Canada, Mead and its affiliates operate a paperboard sheeting facility and are engaged in the manufacture of multiple systems and folding carton packaging in Europe, Asia and Latin America. Mead also has sales subsidiaries, affiliates, agents or distributors in a number of countries in Europe, Asia, Australia and Latin America.

                                           Competition

        Mead competes on a world-wide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Fine Paper and Publishing Paper divisions compete with numerous other major paper manufacturers. The Gilbert division competes with a number of other manufacturers of premium cotton, sulphite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleach sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and one other global systems-based multiple packaging supplier. The Containerboard division competes primarily with container producers in several market areas. The Zellerbach division competes with national and regional merchant chains, as well as independent local merchants. The School and Office Products division competes with national and regional converters, some with broad product offerings and others focused on narrow product segments. MDC faces increasing competition for new products and markets from numerous on-line and CD-ROM information providers as well as book publishers.

                                  Employee and Labor Relations

        Mead employs approximately 19,600 persons, of whom approximately 7,700 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood, employs approximately 2,300 persons. Mead and Northwood have approximately 50 labor agreements currently in force of which approximately one-third are subject to renegotiation each year.

        Mead's employee relation policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1993 were concluded without any strikes.

                        Trademarks, Trade Names, Patents, and Franchises

        Mead has a large number of trademarks and trade names under which it conducts its business, including "Mead," "Mead Papers," "Mead Packaging," "Zellerbach," "Montag," "LEXIS," "Lexpat," "NEXIS," "Super Shades," "Trans/Rite," "Trans/Tab," "Cluster-Pak," "Cambridge," "Chief," "Apex," "Info," "Moistrite," "Trapper," "Trapper Keeper," "Neatbook," "Gilbert," "OPAS," "Signature," "CNK," "Five Star," "First Gear," "Neu-Tech," "Gilcrest," "Esse," "ORGANIZER," "Spiral," "Sig-NATURE," "Management Series," "NO! RULES" and many others. Mead also has a great number and variety of patents, patent rights, licenses and franchises relating to its
business.   While, in the aggregate, the foregoing are of material
importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

                               Environmental Laws and Regulations

        Mead's operations are subject to extensive regulation by various federal, state, provincial and local environmental control statutes and regulations. These regulations impose effluent and emission limitations, waste disposal and other requirements upon the operations of Mead, and require Mead to obtain and operate in compliance with the conditions of permits and similar authorizations from the appropriate governmental authorities. Mead has obtained, has applications pending, or is making application for such permits and authorizations. Mead does not anticipate that compliance with such statutes and regulations will have a material adverse effect on its competitive position since its competition is subject to the same statutes and regulations to a relatively similar degree.

        During the past five years (January 1, 1989 - December 31, 1993), Mead (including its share of Northwood expenditures) constructed air and water pollution control and other environmental facilities at a cost of approximately $115 million. Significant environmental expenditures in the future are anticipated to include long-term projects for the construction of solid waste disposal facilities, and maintenance and upgrade of wastewater treatment plants and air emission controls. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes, though management anticipates that these expenditures will increase as regulatory requirements become more stringent. Taking these uncertainties into account, Mead estimates that in the next five years it may be required to incur expenditures of approximately $200 million.

        A substantial portion of the expected increase in capital expenditures for the next five years is related to new regulations under the Clean Air Act and Clean Water Act, which are expected to be promulgated in final form by the United States Environmental Protection Agency ("USEPA") in late 1995. These regulations, proposed in December 1993, are intended to reduce air and water discharges of specific substances from pulp and paper mills in the United States, and to require installation of additional pollution control equipment based on best available technology. The American Forest and Paper Association estimates that these regulations, if implemented in their present form, could cost the pulp and paper industry over $10 billion in capital expenditures, and force the closing of approximately 30 plants and the loss of an estimated 19,000 mill jobs. Mead believes, based on a review of Mead's operations, that implementation of the proposed regulations in their present form could significantly increase Mead's capital investments and operating costs over the next five years. Mead opposes these regulations as proposed because it believes that the environment can be protected for billions of dollars less in capital investment and without a significant negative impact on the United States pulp and paper industry's competitive position worldwide. Mead expects that the proposed regulations will be modified before being issued in final form in 1995.

        The USEPA recently issued proposed regulations implementing the Federal Great Lakes Critical Programs Act of 1990 ("GLCPA"), which was enacted as a result of an agreement between the United States and Canada in the 1970s to seek greater consistency for water quality standards among the Great Lakes states. The proposed regulations establish minimum water quality criteria, anti-degradation policies and implementation procedures. Current industry estimates indicate that compliance with these proposed regulations may cost affected forest products companies, in the aggregate, over $800 million. In September 1993, in response to the USEPA's request for comments on the proposed regulations, and based on certain assumptions and uncertainties described in Mead's comment letter, Mead estimated that the cost of complying with the proposed regulations, in respect of Mead's Escanaba facility, could range from $100 million to $150 million in capital expenditures, with a significant increase in annual operating costs. These costs are not included in Mead's anticipated environmental expenditures discussed above. Mead opposes these regulations as proposed because Mead believes they are unnecessary and unreasonable. At this time, Mead cannot make any conclusions as to the effect of the final rules, which are expected to be promulgated by the USEPA in 1995.

        Mead believes that most of its earlier expenditures for environmental control have been beneficial. However, Mead and its trade associations have challenged and are continuing to challenge in administrative and judicial proceedings federal and state environmental control regulations which they do not believe are beneficial to the environment or the public. In some instances, those trade associations may also seek legislative remedies to correct unnecessary or impractical requirements of existing laws.

        Trace amounts of dioxin were first detected several years ago in the effluents and sludge of bleached paper mills. Mead has changed its bleaching process at each of its three bleached paper mills which has significantly reduced dioxin generation. Dioxin currently cannot be detected under normal operating conditions in treated effluents from Mead's three U. S. bleached paper mills. Taking into account current regulatory efforts and the process and control equipment installed at Mead's bleached paper mills, management does not believe that any required actions in response to these concerns will have a material adverse effect on the Company.

        Mead has been notified by the USEPA and by several state or local governments that it may be liable under federal environmental laws or under applicable local laws with respect to the cleanup of hazardous substances at several sites currently operated or used by Mead. Mead has resolved actions relating to several of these sites at minimal cost, and Mead believes that the costs associated with other sites will not be material or will be mitigated by the presence of additional potentially responsible parties, contractual indemnities, insurance coverage or other factors.

        Mead is currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution, in several superfund proceedings under federal, state and local laws with respect to at least 24 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites. Mead's potential liability for these sites will depend upon several factors, including the extent of the contamination, method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of these sites are not certain at this time, Mead has accrued amounts to cover estimates of such costs, based upon the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and several other factors. These costs are not included in the anticipated capital expenditures for the next five years discussed above.

Item 2. Properties

        Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased, including properties which are leased from corporations the common shares of which are owned by The Mead Retirement Master Trust, and certain warehouses which are owned or leased and managed by third parties for Zellerbach, Mead owns all of the properties described herein. For additional information regarding leases see Note O on page 50. For additional information concerning Mead's timberlands and properties of affiliates, see Item 1. Business.

        Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed below:

Business Unit        Facility Locations           Principal Use
- - -------------        ------------------           -------------
Fine Paper          Chillicothe, Ohio         Pulp mill, coated, uncoated and
                                              carbonless paper mill

                    Kingsport, Tennessee      Pulp mill, coated and uncoated
                                              paper mill

Publishing Paper    Escanaba, Michigan        Pulp mill, coated paper mill

Gilbert Paper       Menasha, Wisconsin        Cotton and recycled content and
                                              specialty paper mill

Specialty Paper     South Lee, Massachusetts  Decorative laminating and
                                              specialty paper mills

Packaging           Anniston, Alabama         Paperboard packaging, multiple
                    Atlanta, Georgia          packaging systems for beverage
                    Buena Park, California    and food, packaging machinery
                    Chicago, Illinois         manufacturing or repair
                    Godfrey, Illinois         facilities and ink manufacture
                    Fairless Hills,
                    Pennsylvania
                    Ajax, Ontario, Canada
                    Chateauroux, France
                    Trento, Italy
                    Roosendaal, The Netherlands
                    Trier-Ehrang, Germany
                    Bristol, England
                    Shimada, Japan

Containerboard      8 plants within the       Corrugated shipping containers
                    United States located     manufacturing facilities
                    primarily in midwest
                    and southern regions

                    Stevenson, Alabama        Corrugating medium mill

Coated Board        Phenix City, Alabama      Coated paperboard mill,
                    Venlo, The Netherlands    sheeting facilities and
                    Cottonton, Alabama        sawmills
                    Greenville, Georgia
                    Hong Kong
                    United Kingdom

School and Office   7 manufacturing and       Home office and school products
Products            distribution locations    manufacturing and distribution
                    throughout the United     facilities
                    States, and one
                    manufacturing location in
                    Nuevo Laredo, Mexico

Zellerbach          45 wholesale locations    Paper, packaging equipment and
                    throughout the United     supplies distribution facilities
                    States; one converting
                    operation; 34 printer-
                    supply retail outlets; and
                    3 third party warehouses

Mead Data Central   Dayton, Ohio              Headquarters and database
                                              location

                    Springfield, Illinois     Headquarter of LEXIS(R)
                                              Document Services

                    Charlottesville, Virginia Headquarters of The Michie
                                              Company division

                    Provo, Utah               Headquarters of Folio
                                              Corporation

                    Cambridge, Massachusetts  Headquarters of Jurisoft


Item 3. Legal Proceedings

        In March 1989, the Ohio Attorney General filed a lawsuit against Mead alleging violations of state solid waste and water pollution laws at two landfills (the Paint Street Site and the Storage Depot Site) owned and operated by Mead Fine Paper Division's Chillicothe, Ohio mill. The lawsuit sought injunctive relief (orders closing one landfill and modifying operations at the other landfill) and civil penalties. Mead has denied the allegations in the complaint, and since the filing of the suit, Mead has ceased use of and proceeded to close both landfills. Mead is currently disposing of its solid wastes at alternate permitted facilities and using its paper mill sludge to reclaim strip mines. Mead believes that it has closed both landfills to the satisfaction of the Ohio EPA, although certain issues concerning groundwater monitoring and treatment, as well as civil penalties, remain to be resolved. While Mead cannot predict the outcome of this litigation, because the estimate of closure costs have already been accrued, Mead does not believe that the litigation will have a material adverse impact upon its financial condition or results of operations.

        In a related matter, in September 1993 Mead signed a Consent Order with USEPA under Section 3008(h) of the Resource Conservation and Recovery Act with respect to the Storage Depot Site. Pursuant to the terms of that Order, Mead will undertake certain investigative and remedial work designed to control releases of hazardous substances from the site. Work has begun and is expected to continue into 1995.

        Mead believes that the U.S. Navy is legally responsible for the groundwater contamination at the Storage Depot site, including the cost of implementing the Consent Order discussed above. In 1992, Mead filed a declaratory judgment action against the U.S. Navy seeking to have the Navy take responsibility for any required remediation. In 1993, both Mead and the U.S. Navy filed motions for partial summary judgment on the issues of liability, and allocation of responsibility for clean up costs, both of which motions were denied in January 1994. Attempts to mediate this proceeding ended in October 1993 without any resolution.

        In March 1991, Mead was served with a complaint entitled Beazer East
                                                                 -----------
Inc. v. The Mead Corporation, C.A. No. 91-0408, filed in the United States
- - ----------------------------
District Court for the Western District of Pennsylvania. The complaint alleges that the USEPA seeks to require Beazer to conduct a site-wide environmental investigation regarding hazardous substances, wastes and constituents at the Woodward Facility located in Dolomite, Alabama, and to propose preferred corrective measures for the site. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. The complaint alleges that Mead is liable to Beazer for contribution for past and future costs to be incurred by Beazer as a result of any corrective measures required at the site. In October 1992, the district court granted Mead's motion to dismiss all of plaintiff's allegations in this proceeding except those relating to alleged liability under CERCLA and alleged indemnity under the 1974 sale contract. In June 1993, the court granted Mead's motion for summary judgment and dismissed the case. In July 1993, the plaintiff filed a notice of appeal. Although the potential costs and damages, if any, associated with this litigation are not determinable at this time, Mead does not believe that the outcome of this litigation will have a material effect on its financial condition or results of operations, based on, among other things, rights to contribution, potential insurance coverage and indemnification and other defenses, including that the contract of sale barred any such claim by Beazer.

        The Tennessee Department of Conservation ("TDC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (formerly owned by Mead) is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In August 1993, the federal Agency for Toxic Substances and Disease Registry ("ATSDR") issued a health advisory for a site which includes the facility formerly owned by Mead. The ATSDR concluded there is coal tar at the site and recommended the site be considered for inclusion on the USEPA's National Priorities List ("NPL") of hazardous waste sites. In January 1994, the USEPA proposed adding the site to the NPL. USEPA Region IV will likely take the lead on overseeing the remediation if the site is placed on the NPL.

        A preliminary potentially responsible party search conducted by USEPA Region IV indicates that dumping likely occurred at this Chattanooga site to meet World War II government requirements when the coke plant doubled in size. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, formerly a division of Mead, acquired the coke plant manufacturing facility in 1964, and Mead sold the coke plant manufacturing site to third parties in 1974. Although the extent of contamination and the possible method of remediation are not known at this time, based on information currently available to Mead, rights to contribution and potential insurance coverage, Mead does not believe that this proceeding will have a material adverse effect on the Company.

        The USEPA informed Mead in June 1992 that the Mead Publishing Paper mill in Escanaba, Michigan, allegedly violated federal air emissions rules by exceeding limits for emissions of total reduced sulfur from one boiler and by failing to properly maintain continuous emissions monitoring systems on two boilers. The alleged violations occurred during 1990 and 1991. In August 1993, USEPA served on Mead an administrative complaint and proposed order, including a proposed penalty of $194,000, under
Section 113 of the Clean Air Act for alleged air emissions violations during the preceding twelve months. USEPA and Mead have entered into settlement negotiations, and Mead does not believe that this proceeding will have a material adverse effect on the Company.

        Additional information is included in Part I, Item 1,
"Business--Environmental Laws and Regulations."

        Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, will not have a material adverse effect on the financial condition or results of operations of Mead.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Company

        The Executive Officers of Mead as of February 1, 1994, their ages, their positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:


       Name                             Age                          Position and Offices
       ----                             ---                          --------------------
Samuel S. Benedict                      63               Director; President and Chief
                                                         Operating Officer since April
                                                         1991; prior thereto President
                                                         of the Publishing Paper
                                                         division

William R. Graber                       50               Vice President and Chief
                                                         Financial Officer since
                                                         December 1993; prior thereto
                                                         Vice President and Treasurer
                                                         since April 1993; Treasurer
                                                         since September 1992;
                                                         Controller since April 1991;
                                                         Manager, Finance Operations,
                                                         Motor Business, General
                                                         Electric Company ("GE") since
                                                         July 1990; Manager, Financial
                                                         Service Operations, GE
                                                         Aircraft Engines, since 1987.

Elias M. Karter                         53               Vice President, Manufacturing
                                                         & Technology

Steven C. Mason                         57               Director; Chairman of the
                                                         Board and Chief Executive
                                                         Officer since May 1992; Vice
                                                         Chairman during 1991-1992;
                                                         prior thereto President and
                                                         Chief Operating Officer

Charles J. Mazza                        51               Vice President, Human
                                                         Resources

Wallace O. Nugent                       55               Vice President, Purchasing and
                                                         Logistics since January 1993;
                                                         prior to that Vice President,
                                                         Marketing and Supply

Thomas E. Palmer                        54               Vice President and General
                                                         Counsel since September 1991;
                                                         prior thereto a partner with
                                                         Squire, Sanders & Dempsey

All Executive Officers of Mead are elected annually by the Board of Directors.


                                             PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

        Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE
- - ------------------------------
                                1993                    1992
                                ----                    ----
                            High    Low             High    Low
                            ----    ---             ----    ---
First quarter       $45.875       $37.500       $39.375     $33.75
Second quarter       47.375        40.500        39.375      33.25
Third quarter        48.500        41.250        41.625      35.00
Fourth quarter       45.750        39.500        41.50       33.125

DIVIDENDS PAID PER COMMON SHARE
- - -------------------------------
                               1993                      1992
                               ----                      ----
First quarter                 $ .25                     $ .25
Second quarter                  .25                       .25
Third quarter                   .25                       .25
Fourth quarter                  .25                       .25
                               ----                      ----
Year                          $1.00                     $1.00
                               ====                      ====
        The number of Common shareowners of record as of March 1, 1994, was 17,145. See Note G for information regarding the amount of retained earnings available for dividends.

Item 6. Selected Financial Data
Five-Year Data on Operations, Liquidity, Financial Condition and Capital Resources
December 31                               1993       1992        1991        1990         1989
- - ----------------------------------------------------------------------------------------------
                   (All dollar amounts in millions, except per share amounts)
                                     < c>
Operations:
 Net sales                           $4,790.3    $4,703.2    $4,579.3    $4,772.4     $4,608.2
 Earnings from continuing operations    124.1        37.6        75.6       106.4        247.3
 Earnings per common share from
   continuing operations                 2.08        0.63        1.29        1.71         3.80
Liquidity:
 Working capital                        419.8       399.5       346.6       288.8        288.6
 Current ratio                            1.6         1.5         1.5         1.4          1.4
 Net cash provided by
  operating activities                  376.3       329.7       267.3       359.7        366.1
Assets:
 Property, plant and equipment-net    2,412.9     2,350.1     2,365.1     2,358.8      2,079.7
 Total assets                         4,164.5     4,031.4     3,986.2     3,889.0      3,690.2
Deferred income tax liability           310.7       275.2       248.8       294.5        330.2
Capital:
 Borrowed capital-
   due beyond one year                1,368.8     1,332.3     1,315.7     1,256.6        949.8
 Equity capital                       1,578.0     1,495.4     1,478.4     1,531.3      1,680.8
                                      -------     -------     -------     -------      -------
 Total capital                       $2,946.8    $2,827.7    $2,794.1     $2,787.9    $2,630.6
Borrowed capital as a
 percent of total capital               46.4%       47.1%       47.1%        45.1%       36.1%
Cash dividends per common share      $   1.00    $   1.00    $   1.00     $    .97    $    .85

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             REVIEW OF OPERATIONS
                             --------------------

OVERVIEW OF 1993
- - ----------------

                Despite negative market conditions facing most of its businesses, Mead's earnings improved over 1992 and 1991 levels. Driving the earnings increase were significantly improved results from Mead's Northwood affiliates; the large paper mills in Escanaba, Michigan, and Chillicothe, Ohio; and the Coated Board and School and Office Products divisions. Earnings from Mead's Containerboard, Packaging and Zellerbach divisions were lower than 1992 results.

                Sales increased as a result of higher levels of sales volume in many businesses. Pricing pressures continued into 1993 for almost all operations resulting in lower average prices in 1993 than in 1992 and 1991. Pulp prices, which plunged in 1991, deteriorated even further in 1992 and 1993. The exception for pricing was Mead's affiliate, Northwood Forest Industries, where wood products' prices increased significantly in 1993 compared to 1992 and 1991, and provided the impetus for Northwood's earnings improvement.

                Within Mead's paper operations, sales volumes were higher than 1992 and 1991 but average selling prices, continuing 1991's downward trend, were slightly lower, reflecting the lackluster economy and large increases to industry capacity in recent years.

                Mead Coated Board's volume grew in 1993 as it did in 1992 and 1991. Mead Packaging's sales dropped from the 1992 level due in large measure to increased competitive pressures on pricing and weaker foreign markets and currencies. The Containerboard Division was adversely affected by lower prices across its businesses, despite volume increases in the converting markets, and continued strong operations at the Stevenson, Alabama, corrugated medium mill.

                Market difficulties in the paper and industrial/commercial supplies businesses continued to affect Zellerbach, Mead's nationwide network of paper merchant distributors. Improvements in productivity and cost reduction actions did not offset the effect of deteriorating prices.

                Mead School and Office Products had another good year in 1993, with earnings higher than in both 1992 and 1991. The division liquidated the inventory purchased from Union Camp's school and office products business, contributing marginally to its favorable results.

                Mead Data Central revenues grew 11% in 1993. However, strategic investments to enhance the features and functionality of its services, as well as expenditures for new product development and sales force restructuring, offset the effect of sales growth resulting in little earnings change from 1992.

OPERATING RESULTS
- - -----------------

                Sales increased to $4.790 billion in 1993, compared to $4.703 billion in 1992 and $4.579 billion in 1991. The gains for both 1993 and 1992 were achieved despite the effects of lower paper prices and the sale of Ampad Corporation in July, 1992.

            Earnings Per Share Analysis
            ----------------------------------------------------------
                                             1993      1992       1991
                                             ----      ----       ----

            Comparable earnings             $2.20     $ 1.93    $ 1.21

            Other expenses                             (1.00)     (.37)

            Sale of business                            (.30)      .45

            Effect of tax rate change on
             deferred tax balance at
             beginning of year               (.12)

                                             ----      -----     -----
            Earnings from continuing
             operations                      2.08        .63      1.29

            Discontinued operations                               (.17)

            Cumulative effect of change
             in accounting principle                     .58     (1.00)

                                             ----      -----     -----

            Net earnings                    $2.08      $1.21    $  .12
                                             ====       ====     =====
            ----------------------------------------------------------

                Comparable earnings were up almost 14% in 1993. However, the effect of the 1993 corporate tax rate increase of 1% on deferred taxes at January 1, 1993, negatively affected Mead's 1993 earnings from continuing operations by $.12 per share.

                1992 comparable earnings were significantly improved over 1991 levels. The following items reduced 1992 earnings from continuing operations:

                - A comprehensive performance improvement program resulted in an after tax charge of $58.9 million, or $1.00 per share.

                - A $17.7 million after tax, or $.30 per share charge, represented a loss on the sale of the Ampad office products business.

                In 1991, the $.37 per share charge related to costs for changing environmental requirements, business consolidations and the writeoff of certain engineering costs. The $.45 per share gain relates to sale of Micromedex.

                In 1992, Mead adopted Statement of Financial Accounting Standards (SFAS) No. 109, requiring the determination of all income tax liabilities at current rates. The effect of adopting the new standard was an increase in net earnings of $34 million, or $.58 a share. In 1991, earnings were negatively impacted by adjustments affecting Mead's discontinued reinsurance business, and adoption of SFAS No. 106 related to postretirement benefits.

                In 1993, the company adopted SFAS No. 112, "Employers' Accounting for Post-employment Benefits." Adoption had no impact on the company.

                Depreciation, amortization and depletion of property, plant and equipment amounted to $261 million in 1993, compared with $246 million in 1992 and $236 million in 1991.

                                    PAPER

            ----------------------------------------------------------
            Segment Summary ($ millions)     1993      1992       1991
            ---------------                  ----      ----       ----

            Sales                        $1,111.4  $1,090.6   $1,091.3
                                          -------   -------    -------
            Comparable earnings             101.9      85.6      112.8
            Other expenses                            (22.3)     (20.7)
                                          -------   -------    -------
            Earnings before
             income taxes                $  101.9   $  63.3   $   92.1
            ----------------------------------------------------------

                Mead's paper segment earnings improved 19% on a comparable basis versus 1992, driven by strong operating results at the Chillicothe and Escanaba mills. Sales increased 2% in 1993 to $1.11 billion. Volume increased by about 11%, although prices across the board continued to be depressed. In 1992, sales were essentially flat compared with 1991, despite a 3% volume increase.

                Industry capacity for coated paper in North America increased 8% during the last two years. Coated paper prices decreased slightly from 1992 throughout the industry. The American Forest and Paper Association (AF&PA) reports that total coated paper capacity will grow 3% in 1994 and 2% in 1995. As general economic conditions improve, demand is expected to outpace capacity growth, relieving some price pressures.


Mead Publishing Paper
- - ---------------------

                The Publishing Paper division provides book and magazine publishers, catalog printers and commercial printers with more than 500,000 tons of medium-weight coated paper each year. The division has developed a full line of recycled book and glossy grades in response to customer interest.

                Sales volume increased due to improved order volume. While pricing was flat for 1993 when compared to 1992, the division's earnings grew significantly as a result of reduced costs and improved operating efficiencies. In 1992, sales were approximately 9% lower than 1991, and earnings dropped considerably as well. In spite of some optimism about economic recovery, the publishing industry is predicting modest growth, at best, but not enough to absorb a continuing oversupply of paper.

                To upgrade the product mix and improve quality, Mead is investing $115 million in two major capital projects that are expected to be completed in 1994 and 1995.

Mead Fine Paper
- - ---------------

                Mead Fine Paper produces both coated and uncoated papers for business, printing and specialty uses. The division is also a leading producer of carbonless paper.

                Continued weak market conditions and depressed prices held sales growth to a modest increase for the division's Chillicothe, Ohio, mill. However, improved productivity and good cost controls, due in part to capital investments and performance improvement efforts, resulted in significantly increased operating profit for the division. Additional savings and productivity increases are expected for 1994 as a result of continued cost reduction efforts and the effects of capital investment. Mead is investing $111 million to upgrade its coated sheet quality. Earnings growth is expected to be moderate in 1994 in light of the pricing conditions. Despite weak market conditions and depressed prices, 1992 sales were up 6% compared to 1991, while earnings were flat.

                The Kingsport, Tennessee, mill continued to be hit hard by market conditions. The mill did not run as well as anticipated in 1993. Sales decreased slightly, and operating results fell significantly compared to 1992.

Mead Specialty Paper
- - --------------------

                Mead Specialty Paper manufactures saturating papers for use in decorative laminates used in commercial and home construction, remodeling and furniture; and specialty grades in various industrial applications including automobiles.

                Sales for 1993 were up slightly from 1992 levels while earnings decreased. Excess global capacity and poor economic conditions in Europe limited growth in 1993. Cost reduction efforts could not offset operating inefficiencies associated with the start-up of a capacity expansion project completed early in the year.

                The U.S. housing, remodeling and auto production markets were stronger in 1993 than 1992 and these industries are forecasting a continuation of this trend. The division reported increased sales and earnings in 1992 compared to 1991.

                Mead's Specialty division obtained ISO 9001 certification by meeting a set of international standards designed to improve product quality and consistency.

Gilbert Paper
- - -------------

                The Gilbert Paper division produces high-quality communications papers, including cotton-content bonds, and specialty text and cover papers.

                Gilbert reported slightly lower sales and earnings in 1993 due to reduced volume, a less profitable product mix, merchant consolidations and the weak economy. Productivity initiatives and performance improvement efforts should result in improved 1994 earnings. Sales of recycled grades and laser-compatible sheets continue to grow, as does potential for export growth.

                The division reported a modest gain in 1992 sales compared to 1991, while earnings remained flat.

                                 PACKAGING AND PAPERBOARD

            -----------------------------------------------------------
            Segment Summary ($ millions)   1993         1992       1991
            ---------------                ----         ----       ----

            Sales                       $1,156.9    $1,163.2   $1,022.8
                                         -------     -------    -------
            Comparable earnings            132.8       140.9      106.1

            Other expenses                             (23.8)      (1.6)
                                         -------     -------    -------
            Earnings before
             income taxes               $  132.8     $ 117.1   $  104.5
            -----------------------------------------------------------

                Sales were essentially flat at $1.16 billion in 1993, and comparable earnings decreased 6%. Sales in 1992 rose 14% over 1991, while comparable earnings increased more than 32%.

                A weak global economy and heightened competition leading to pricing pressures were key factors inhibiting growth in this segment.
While cost improvements were significant across the divisions, they were not enough to combat difficult market conditions brought on by overcapacity.

Mead Packaging
- - --------------

                Mead Packaging is a leading supplier of multiple beverage packaging and packaging systems. It also provides multiple packages of food and other products. Customers include large and small brewers, soft drink bottlers, food and other consumer products companies.

                Lower brewery volume and lower than expected growth in the soft drink area, as well as price pressures, contributed to decreased sales and significantly reduced earnings for 1993 in North America. 1992 sales and earnings were flat compared with 1991.

                International earnings were near 1992 levels. Exchange rates, weak European and Japanese economies, and increased pricing pressures were offset by good cost controls.

                An ongoing series of cost-effective packaging systems solutions is expected to enhance the division's position with customers overall. To counter worldwide competition and continuing price pressures in the future, the division is intensifying ongoing cost reduction efforts and investing additional capital on productivity improvements for 1994.

                Packaging opened subsidiaries in Mexico and Brazil in 1993 and increased its business in Australia. Groundwork has also been laid for new operations in Argentina, Chile and Poland for 1994, as well as other points around the globe.

Mead Coated Board
- - -----------------

                Mead Coated Board manufactures coated paperboard for use in multiple packaging and folding cartons. Customers include folding carton manufacturers in North America, Europe and Asia, in addition to Mead Packaging's worldwide business.

                1993 was the third full year of operation for the expanded Mahrt mill in Alabama. Production increased more than 5% to exceed designed capacity of 800,000 tons. More significantly, production of first quality coated board increased by over 13% as operating efficiency and quality improved, and as sales increases eliminated the need to fill
capacity with uncoated board.   Despite weaker market conditions worldwide
in 1993, sales volume increased 5% primarily due to the folding carton business worldwide. As a result of quality, cost and productivity initiatives, and more favorable results from the division's related wood products operations, earnings significantly improved. However, competitive pressures in the global board market have eroded prices for CNK(R) paperboard, Mead's coated natural kraft board. Sales rose 14% in 1992 and earnings rose compared to 1991.

                The global market for coated paperboard is expected to grow modestly over the next few years. Mead Coated Board, however, expects its sales growth to be above the industry average as market development efforts of the past couple of years take hold.

Mead Containerboard
- - -------------------

                Mead's Containerboard division produces corrugating medium used in shipping containers and operates eight corrugated container plants.

                Solid volume growth in the converting business and good cost controls at the medium mill could not offset the effects of oversupply and price deterioration in both the medium and converted box markets. While sales were flat, earnings decreased compared to 1992. The division doubled its earnings in 1992 compared to 1991.

                Independently conducted surveys in customer satisfaction showed the division's medium system has moved to preferred status with its customers. Its Stevenson, Alabama, mill obtained ISO 9002 certification.

                Containerboard's inventory levels are stable and demand is on the upturn. It is expected that prices will solidify in 1994, and that additional productivity improvements will drive earnings improvement.

                    DISTRIBUTION AND SCHOOL AND OFFICE PRODUCTS

            ----------------------------------------------------------
            Segment Summary ($ millions)     1993      1992       1991
            ---------------                  ----      ----       ----

            Sales                        $1,970.7  $1,954.6   $1,995.7
                                          -------   -------    -------
            Comparable earnings              38.4      45.6       36.3
            Other expenses                            (16.3)      (9.2)
                                          -------   -------    -------
            Earnings before
             income taxes                 $  38.4   $  29.3   $   27.1
            ----------------------------------------------------------

                Sales increased to $1.97 billion for the Distribution and School and Office Products segment while comparable earnings were down 16% in 1993 versus 1992. Sales include those resulting from the liquidation of inventory purchased from Union Camp's school and office products division. Zellerbach's performance in a poor market and costs associated with productivity improvements and restructuring were the reasons for decline in comparable earnings. 1992 sales were 2% below 1991 primarily as a result of the loss of revenue due to the sale of Ampad Corporation.

Zellerbach
- - ----------

                Zellerbach distributes paper, packaging materials and machines, and industrial/commercial supplies in 65 local markets throughout the United States.

                Continued price pressures offset the sales gains over 1992 for both the paper and industrial/commercial supplies businesses. The packaging business continued positive trends in sales growth and margin percentage. Earnings for the division declined significantly in 1993 due to market pressures and the ongoing reengineering of the logistics system, including the consolidation of warehouses and the transition to selective use of third party providers of logistics services. Sales declined slightly in 1992 compared to 1991 but earnings were substantially improved.

                Zellerbach accelerated strategic initiatives in 1993, including restructuring and reengineering projects that continue to improve customer satisfaction ratings, provide a competitive cost structure, and should positively impact performance in 1994. Zellerbach will continue to invest in its long-term growth in 1994.

School and Office Products
- - --------------------------

                Mead's School and Office Products division is the nation's largest manufacturer of school supplies. It also provides stationery products for home and office use, and is an industry leader in fashion and product design.

                The division's sales grew 6% in 1993 and 4% in 1992. This excludes sales related to the liquidation of inventory purchased from Union Camp's school supply business in 1993, and 1992 sales of Ampad, a business that was divested in 1992. The 1993 growth was primarily fueled by sales in the Five Star(R), Five Star(R) First Gear(TM) and Cambridge(R) product lines.

                Pre-tax earnings for School and Office Products increased over 1992 levels due to strong sales and operating performance; 1992 earnings were penalized by losses associated with the bankruptcy of a major customer.

                In 1993, the division began to implement fully integrated production planning, inventory control, purchasing and accounts payable systems which are expected to reduce costs over the long term. Mead also entered into a licensing agreement with Nike, Inc., which should positively impact the 1994 back-to-school season.

                             ELECTRONIC PUBLISHING

            --------------------------------------------------------
            Segment Summary ($ millions)   1993       1992       1991
            ---------------                ----       ----       ----

            Sales                       $ 551.3    $ 494.8   $  469.5
                                         ------     ------    -------
            Comparable earnings            50.4       50.6       41.2
            Other expenses                            (9.2)      (3.0)
                                         ------     ------    -------
            Earnings before
             income taxes               $  50.4    $  41.4    $  38.2
            ---------------------------------------------------------

                Mead Data Central (MDC) is a leading electronic publisher of legal, business, and financial news and information. Its LEXIS(R) and NEXIS(R) information retrieval services are used by professionals in a wide range of disciplines throughout the world.

                MDC's sales increased by 11% to $551.3 million in 1993 compared to 1992. However, comparable earnings were essentially flat at $50.4 million, due in large part to strategic investments to enhance the features and functionality of its services, new product development, and costs associated with sales force restructuring. Competitive pressures remained intense, affecting pricing and costs in 1993.

                In 1992, sales increased 9%, adjusted for the 1991 sale of a subsidiary. 1992 comparable earnings increased 23% from 1991.

                MDC introduced a number of new products and product enhancements in 1993, most notably FREESTYLE(TM) which enables online users to search the databases using natural language rather than Boolean logic. MDC also added a FINDER(R) library of current addresses, phone numbers and demographic data on 111 million individuals which helps attorneys locate heirs, witnesses and parties in legal actions. MDC's Folio business released version 3.0 of its electronic publishing software that enables users to create their own information bases for searching and retrieving internal information.

                Sales from the business information services area led the way for MDC as it aggressively targeted new business while strengthening relationships with existing customers. The legal information area identified key customer segments and also expanded service to smaller firms.

                MDC will continue to focus on market-driven product development and anticipates increased margins in 1994 due to an overall performance improvement effort conducted in 1993, and completion of the amortization of certain intangibles acquired in the purchase of The Michie Company in 1988.

Investees
- - ---------

                Mead's primary investees are Northwood Forest Industries, Ltd., a large producer of bleached softwood kraft pulp and wood products in British Columbia, Canada, and Northwood Panelboard Company, an oriented structural board (OSB) mill at Bemidji, Minnesota. Both are 50%-owned by Mead and Noranda Forest Inc. of Canada. Pulp from Northwood is sold throughout the world by Mead Pulp Sales. Wood products sales are handled by Noranda Forest Sales Inc.

                Northwood's 1993 sales were up 12% from 1992. Mead's share of 1993 earnings of all investees was $18.4 million, up from $6 million in 1992. Mead's share of 1991 results was an $18.1 million loss.

                Lumber prices were up substantially during the year, more than offsetting depressed pulp prices. Improved housing starts and increased repair and remodeling boosted demand, as did log supply curtailments, particularly in the Pacific Northwest. The industry expects more of the same in 1994, as the outlook is strong.

                Pulp prices were weak in 1993. The average domestic price for 1993 was down 19% from 1992 and represents the third straight year of declining prices caused by oversupply, high inventories and sluggish paper markets, particularly overseas.

                A gradual improvement in prices is expected for 1994, although full year average prices are expected to remain depressed.

Selling, Administrative and Research Expenses
- - ---------------------------------------------

                Selling, administrative and research expenses rose by 2% in
1993, versus 6% in 1992.   Administrative expenses decreased from 1992
levels as a result of Mead's performance improvement program. Selling and research expenses increased in 1992 and 1991 primarily due to MDC's accelerated sales and marketing programs.

Interest and Debt Expense
- - -------------------------

                Interest and debt expense declined to $96 million in 1993 from $101 million in 1992 and from $114 million in 1991. The 1993 reduction reflected lower average interest rates, and the 1992 reduction resulted from both lower rates and a somewhat lower average level of debt.

                               FINANCIAL REVIEW
                               ----------------

                Reflecting Mead's higher earnings, cash provided by operations rose to $376 million. That compares with $330 million in 1992 and $267 million in 1991.

                Working capital amounted to $420 million at year-end, compared with $400 million at the end of 1992 and $347 million at the end of 1991. Mead's current ratio was 1.6 at the end of 1993, and 1.5 at the end of both 1992 and 1991.

                Inventory levels rose to $447 million in 1993, compared with $426 million in 1992 and $455 million in 1991. The replacement value of inventories exceeded their LIFO value by $194 million at the end of 1993. Adjusted for LIFO, Mead's current ratio would be 1.7 at year-end.

                In 1992, Mead made a $95 million provision for the costs associated with the comprehensive performance improvement program. The program was undertaken to reduce costs and improve operations, and should be substantially complete in 1994. Disbursements made under the program were approximately $24 million in 1992 and $58 million in 1993. There are no significant non-cash items included in the $95 million provision as it relates primarily to personnel costs. Management will continue its efforts to improve the competitive position of Mead's businesses. These efforts could result in additional costs relating to reduction of personnel or other actions. It is anticipated that any such costs will be charged to earnings as they are incurred.

                Mead's long-term debt totaled $1.369 billion at the close of 1993, up slightly from the 1992 level of $1.332 billion. The 1991 level was $1.316 billion.

                The company's ratio of long-term debt to total capital improved slightly to 46% at the end of 1993, compared with 47% at the end of both 1992 and 1991. The ratios of the past three years reflect the combination of high rates of capital spending since 1988, the repurchase of 5.1 million Mead common shares in 1990, and the pressure on earnings caused by the disappointing worldwide economic environment of the past several years. Management believes that the appropriate debt-to-total-capital ratio for Mead over time is 30% to 40%, though it may exceed that range from time to time, as warranted by strategic opportunities.

                During 1993, Mead issued $150.0 million ($148.8 million net of discount) of 8-1/8% debentures due February 1, 2023, and $150.0 million
($148.3 million net of discount) of 7-1/8% debentures due August 1, 2025.
The proceeds of both issues were used to retire short-term borrowings previously classified as long-term. Also, during 1993, Mead reduced the amount of its bank credit agreements from $750 million to $550 million.
That action was taken to reduce expense and to reflect the debenture issues which lowered the size of the credit line needed. The $550 million bank credit agreement extends until November, 1995. Based upon the existence of this agreement, $80.2 million of short-term borrowings have been classified as long-term debt. After reduction for these financings, and the January, 1994 prepayment of the $165.5 million purchase note, Mead had $304.3 million of unused credit lines, which management believes are adequate for anticipated future needs.

                Mead has filed shelf registration statements with the Securities and Exchange Commission which would permit the company to offer up to $300 million of debt securities. Up to $154 million of medium-term notes are currently authorized to be issued as a part of this registered debt offering.

                Mead commenced its medium-term note program in 1989. Between 1989 and 1992, a total of $186 million of medium-term notes was issued with interest rates ranging from 5-2/3% to 9-7/8%. The largest medium-term note issue was in May, 1991 for $100 million of five-year notes yielding 8.33%.

                During 1991, Mead retired in advance of scheduled maturities $85.1 million of long-term debt, including current maturities. This was refinanced with variable rate debt issued at lower rates.

                Under an authorization made by its Board of Directors in 1990, Mead can repurchase up to approximately 1.6 million additional shares of its common stock.

                Mead common stock has paid a quarterly dividend of $.25 a share since June, 1990. Annual dividends have totaled $1.00 a share since that date.

CAPITAL SPENDING
- - ----------------

                Capital spending totaled $347 million in 1993, compared to $271 million in 1992 and $274 million in 1991. The company announced a $226 million investment in its coated paper operations at Chillicothe, Ohio, and Escanaba, Michigan. At Chillicothe, this investment totaled
$111 million, $32 million of which was spent in 1993. These projects are expected to be completed in 1995. At Escanaba, this investment totaled $115 million, $22 million of which was spent in 1993. These projects are also expected to be completed in 1995.

                Mead plans capital spending in 1994 in the range of $375 million to $425 million. It expects that funds to finance these projects will be internally generated.

ENVIRONMENTAL PROCEEDINGS
- - -------------------------

                Mead is currently named a potentially responsible party (PRP), or has received third party requests for contributions, in several superfund proceedings under federal, state and local laws with respect to at least 24 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites. Mead's potential liability for these sites will depend upon several factors, including the extent of the contamination, method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of these sites are not certain at this time, Mead has accrued amounts to cover estimates of such costs, based upon the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution and several other factors.

                In 1993 the U.S. Environmental Protection Agency issued proposed regulations under the Clean Air Act and Clean Water Act intended to reduce air and water discharges of specific substances from U.S. paper and pulp mills, and other proposed regulations implementing the Federal
Great Lakes Critical Programs Act. At present, these regulations are in the proposal stage, and are not expected to be finalized until 1995. However, if enacted in their present form, these regulations would significantly increase Mead's capital spending and operating costs over the next five years.

EFFECTS OF INFLATION
- - --------------------

                Inflation remained at a moderate level in 1993 and is not expected to have a significant effect over the long term. While it is true that inflation increases the replacement cost of long-lived facilities and equipment, higher selling prices and the repayment of borrowings with cheaper dollars would work to maintain satisfactory cash flow.

Item 8.  Financial Statements and Supplementary Data




                                      Financial Statements

                                                                   Page
                                                                   ----
Financial Statements:*
 Independent Auditors' Report. . . . . . . . . . . . . . . . .      27
 Statements of earnings. . . . . . . . . . . . . . . . . . . .      28
 Balance sheets. . . . . . . . . . . . . . . . . . . . . . . .   29-30
 Statements of shareowners' equity . . . . . . . . . . . . . .      31
 Statements of cash flows. . . . . . . . . . . . . . . . . . .      32
 Notes to financial statements . . . . . . . . . . . . . . . .   33-54

                                       Supplementary Data

Selected quarterly financial data. . . . . . . . . . . . . . .      55

____________________

*Except as otherwise indicated by the context, the "company" referred to herein means The Mead Corporation and its subsidiaries.

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
The Mead Corporation
Dayton, Ohio


We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries as of December 31, 1993 and 1992, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The company changed its method of accounting for income taxes in 1992 (Note K) and its method of accounting for postretirement benefits other than pensions in 1991 (Note N).








DELOITTE & TOUCHE

Dayton, Ohio
January 27, 1994

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES


STATEMENTS OF EARNINGS

 (All dollar amounts in millions, except per share amounts)


Year Ended December 31                      1993        1992        1991
- - -------------------------------------   --------    --------    --------
Net sales                               $4,790.3    $4,703.2    $4,579.3
Cost of products sold                    3,834.5     3,779.4     3,712.2
                                        --------    --------    --------
  Gross profit                             955.8       923.8       867.1

Selling, administrative and
 research expenses                         685.1       671.7       634.7

Other expenses (Note I)                                 95.0        34.5
                                        --------    --------    --------
  Earnings from operations                 270.7       157.1       197.9

Other revenues (expenses) - net
  (Note J)                                   9.3         (.5)       64.5

Interest and debt expense                  (96.2)     (101.1)     (114.4)
                                        --------    --------    --------
  Earnings from continuing
   operations before income taxes          183.8        55.5       148.0

Income taxes (Note K)                       78.1        23.9        54.3
                                        --------    --------    --------
  Earnings from continuing operations
   before equity in net earnings
   (loss) of investees                     105.7        31.6        93.7

Equity in net earnings (loss) of
 investees (Note C)                         18.4         6.0       (18.1)
                                        --------    --------    --------
  Earnings from continuing operations      124.1        37.6        75.6

Loss from discontinued
 operations (Note L)                                               (10.0)
                                        --------    --------    --------
  Earnings before cumulative effect of
   change in accounting principle          124.1        37.6        65.6

Cumulative effect of change in
 accounting principle (Notes K and N)                   34.0       (58.7)
                                        --------    --------    --------
  Net earnings                          $  124.1    $   71.6    $    6.9
                                        ========    ========    ========
Per common and common equivalent
 share (Note A):
  Earnings from continuing operations      $2.08       $ .63       $1.29
  Loss from discontinued operations                                 (.17)
                                           -----       -----       -----
  Earnings before cumulative effect of
    change in accounting principle          2.08         .63        1.12

  Cumulative effect of change in
   accounting principle                                  .58       (1.00)
                                           -----       -----       -----
  Net earnings                             $2.08       $1.21       $ .12
                                           =====       =====       =====

                          See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
 (All dollar amounts in millions)

ASSETS

December 31                                      1993        1992
- - ------------------------------------------   --------    --------
Current assets:
  Cash and cash equivalents                  $    9.3    $   18.4
  Accounts receivable, less allowance for
   doubtful accounts of $24.8 in 1993 and
   $24.9 in 1992                                598.2       582.1
  Inventories (Note B)                          446.8       425.9
  Deferred tax asset (Note K)                    43.5        51.3
  Prepaid expenses                               33.5        51.7
                                             --------    --------
     Total current assets                     1,131.3     1,129.4

Investments and other assets:
  Investments in and advances to
   investees (Note C)                            65.1        58.9
  Other assets (Note D)                         555.2       493.0
                                             --------    --------
                                                620.3       551.9
Property, plant and equipment, at cost
 (Notes E and O):
  Land and land improvements                    135.5       128.2
  Buildings                                     601.6       602.6
  Machinery and equipment                     3,300.1     3,113.5
  Construction in progress                      126.1        78.2
                                             --------    --------
                                              4,163.3     3,922.5
  Less accumulated amortization and
   depreciation                              (1,969.7)   (1,785.5)
                                             --------    --------
                                              2,193.6     2,137.0
  Timber and timberlands, net of timber
   depletion                                    219.3       213.1
                                             --------    --------
     Property, plant and equipment, net       2,412.9     2,350.1
                                             --------    --------
     Total assets                            $4,164.5    $4,031.4
                                             ========    ========


                     See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
 (All dollar amounts in millions)

LIABILITIES AND SHAREOWNERS' EQUITY

December 31                                      1993        1992
- - ------------------------------------------   --------    --------
Current liabilities:
  Accounts payable:
    Trade                                     $ 238.6     $ 256.5
    Affiliated companies                         34.7        27.0
    Outstanding checks                           77.0        81.2
  Accrued wages                                  96.2        92.5
  Taxes, other than income                       59.7        58.0
  Other current liabilities                     192.8       204.0
  Current maturities of long-term debt           12.5        10.7
                                             --------    --------
     Total current liabilities                  711.5       729.9

Long-term debt (Note E)                       1,368.8     1,332.3

Deferred items:
  Income tax liability (Note K)                 310.7       275.2
  Postretirement benefits (Note N)              108.4        98.3
  Other                                          87.1       100.3
                                             --------    --------
     Total deferred items                       506.2       473.8

Commitments and contingent liabilities
 (Notes O and P)

Shareowners' equity (Notes G and H):
  Common shares                                 176.5       175.2
  Additional paid-in capital                     26.3        12.3
  Foreign currency translation adjustment        (7.7)        (.8)
  Net unrealized gain on securities               9.1
  Retained earnings                           1,373.8     1,308.7
                                             --------    --------
                                              1,578.0     1,495.4
                                             --------    --------
     Total liabilities and
      shareowners' equity                    $4,164.5    $4,031.4
                                             ========    ========


                   See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF SHAREOWNERS' EQUITY
(All dollar amounts in millions, except per share
  amounts; all share amounts in thousands)
                                                                                 Foreign       Net
                                                 Common Shares      Additional  Currency    Unrealized
                                                ----------------     Paid-In   Translation   Gain on      Retained
                                                Shares    Amount     Capital   Adjustment   Securities    Earnings
                                                ------    ------    ---------  -----------  ----------    --------
December 31, 1990                               58,274    $173.8        $  .2        $10.2       $        $1,347.1
  Net earnings                                                                                                 6.9
  Stock option activity - net                       50        .1          1.0
  Shares issued                                     13        .1           .3
  Cash dividends - $1.00 a common share                                                                      (58.3)
  Foreign currency translation adjustment                                             (3.0)
                                                ------    ------        -----        -----       -----    --------
December 31, 1991                               58,337     174.0          1.5          7.2                 1,295.7
  Net earnings                                                                                                71.6
  Stock option activity - net                      390       1.1         10.6
  Shares issued                                      7        .1           .2
  Cash dividends - $1.00 a common share                                                                      (58.6)
  Foreign currency translation adjustment                                             (8.0)
                                                ------    ------        -----        -----       -----    --------
December 31, 1992                               58,734     175.2         12.3          (.8)                1,308.7
  Net earnings                                                                                               124.1
  Stock option activity - net                      440       1.2         13.6
  Shares issued                                     11        .1           .4
  Cash dividends - $1.00 a common share                                                                      (59.0)
  Net unrealized gain on securities (Note D)                                                       9.1
  Foreign currency translation adjustment                                             (6.9)
                                                ------    ------        -----        -----       -----    --------
December 31, 1993                               59,185    $176.5        $26.3        $(7.7)      $ 9.1    $1,373.8
                                                ======    ======        =====        =====       =====    ========

                                  See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
 (All dollar amounts in millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE Q)
Year Ended December 31                                      1993      1992      1991
- - -------------------------------------------------------   ------    ------    ------
Cash flows from operating activities:
  Net earnings                                            $124.1    $ 71.6    $  6.9
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                         261.1     246.1     236.4
    Depreciation and amortization of other assets           55.0      53.5      52.0
    Other expenses                                                    95.0      34.5
    Deferred income taxes                                   37.4      11.1     (13.1)
    Investees - earnings and dividends                      (7.9)      3.9      24.6
    (Gain) loss on sale of subsidiaries                               22.5     (44.1)
    Current income taxes on gain (loss)                              (20.6)     14.2
    Loss from discontinued operations                                           10.0
    Cumulative effect of change in accounting principle              (34.0)     58.7
    Other                                                  (27.4)    (23.6)    (12.0)
  Change in assets and liabilities, excluding
   effects of acquisitions and dispositions:
    Accounts receivable                                    (17.8)    (38.5)      6.0
    Inventories                                            (20.9)      4.3     (53.7)
    Prepaid expenses                                        18.2     (29.7)      1.3
    Accounts payable and accrued liabilities               (41.7)    (23.1)    (27.6)
  Cash used in discontinued operations                      (3.8)     (8.8)    (26.8)
                                                          ------    ------    ------
      Net cash provided by operating activities            376.3     329.7     267.3
                                                          ------    ------    ------
Cash flows from investing activities:
  Capital expenditures                                    (346.7)   (265.1)   (265.5)
  Additions to equipment rented to others                  (50.6)    (43.7)    (35.9)
  Payments for acquired businesses                                   (14.0)     (7.4)
  Proceeds from sale of subsidiaries                                  76.5
  Investments in and advances to investees                  (1.3)     (1.3)     (1.5)
  Other                                                     20.0      (1.6)     18.0
                                                          ------    ------    ------
      Net cash (used in) investing activities             (378.6)   (249.2)   (292.3)
                                                          ------    ------    ------
Cash flows from financing activities:
  Additional borrowings                                    396.6      49.7     148.4
  Payments on borrowings                                  (359.7)    (44.8)   (108.1)
  Notes payable                                                      (45.0)     45.0
  Cash dividends paid                                      (59.0)    (58.6)    (58.3)
  Common shares issued                                      15.3      12.0       1.5
                                                          ------    ------    ------
      Net cash provided by (used in) financing activities   (6.8)    (86.7)     28.5
                                                          ------    ------    ------
Increase (decrease) in cash and cash equivalents            (9.1)     (6.2)      3.5
Cash and cash equivalents at beginning of year              18.4      24.6      21.1
                                                          ------    ------    ------
Cash and cash equivalents at end of year                  $  9.3    $ 18.4    $ 24.6
                                                          ======    ======    ======

                                   See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


A - Accounting Policies

CONSOLIDATION. The accompanying statements include the accounts of the company and all significant wholly-owned subsidiaries. Investments in investees are stated at cost plus the company's equity in their undistributed net earnings (loss) since acquisition. All significant intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS. The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of these short-term investments is a reasonable estimate of fair value.

INVENTORIES. The inventories of finished and semi-finished products and raw materials are stated at the lower of cost or market, determined on the last-in, first-out (LIFO) basis. Stores and supplies are stated at cost determined on the first-in, first-out (FIFO) basis.

OTHER ASSETS. Included in other assets are goodwill and other intangibles which are being amortized using the straight-line method over their estimated useful lives of five to 40 years.

DEPRECIATION AND DEPLETION. For financial reporting purposes, depreciation, including amortization of capital leases and land improvements, is calculated using the straight-line method over the estimated useful lives of the properties. The rates used to determine timber depletion are based on projected quantities of timber available for cutting.

CAPITALIZED SOFTWARE COSTS. The company capitalizes certain costs related to the development of computer software under the requirements of
Statement of Financial Accounting Standards No. 86.   These costs are
being amortized using the straight-line method over the five years following the general release of the software.

INTEREST RATE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS. Premiums and realized and unrealized gains or losses associated with interest rate and foreign exchange options and futures and forward contracts, which serve as hedges, are deferred and amortized over the lives of the contracts or the hedged items.

ENVIRONMENTAL LIABILITIES. The company records accruals for environmental costs based on estimates developed in consultation with environmental consultants and legal counsel in accordance with the requirements of Statement of Financial Accounting Standards No. 5. The estimated costs to be incurred in closing existing landfills, based on current environmental requirements and technologies, are accrued over the expected useful lives of the landfills.

INCOME TAXES. Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109 in 1993 and 1992 and APB Opinion No. 11 in 1991. Earnings of corporate investees and overseas operations are reinvested in the business, and no provision for domestic income tax is made on their earnings until distributed.

POSTEMPLOYMENT BENEFITS. During 1993, the company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Adoption of this standard had no impact on the financial statements of the company.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE. Net earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares and the dilutive effect, if any, of common share equivalents (convertible subordinated debentures and stock options) outstanding during each year. Net earnings have been adjusted by adding back interest expense (net of tax) on the debentures when dilutive. Fully diluted net earnings per share data are substantially the same.


B - Inventories

                 (All dollar amounts in millions)

December 31                                    1993      1992
- - ------------------------------------------   ------    ------
Finished and semi-finished products          $301.3    $283.2
Raw materials                                  81.0      79.2
Stores and supplies                            64.5      63.5
                                             ------    ------
                                             $446.8    $425.9
                                             ======    ======

For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $194.0 million and $199.4 million higher than reported at December 31, 1993 and 1992, respectively.

C - Investees

The company's principal investee is the 50%-owned Northwood Forest Industries, Ltd., which manufactures bleached softwood kraft pulp, lumber and plywood. Under an agreement with Northwood, Mead is entitled to purchase the pulp it requires.

Total investments in and advances to investees are as follows:

                 (All dollar amounts in millions)

December 31                                      1993     1992
- - ---------------------------------------------   -----    -----
Investments, at cost                            $24.8    $23.5
Foreign currency translation adjustment          (8.1)    (5.4)
Equity in undistributed net earnings             48.4     40.6
                                                -----    -----
Total investments (equal to Mead's share
  of investees' equity)                          65.1     58.7
Advances                                                    .2
                                                -----    -----
Total investments in and advances to
  investees                                     $65.1    $58.9
                                                =====    =====

The summarized operating data for all investees is presented in the following table:

                 (All dollar amounts in millions)

Year Ended December 31                   1993      1992      1991
- - ------------------------------------   ------    ------    ------
Revenues:
  Sales to Mead                        $ 18.2    $ 26.9    $ 39.7
  Sales to other customers              547.9     481.0     406.9
                                       ------    ------    ------
                                       $566.1    $507.9    $446.6
                                       ======    ======    ======
Gross profit (loss)                    $ 86.5    $ 51.9    $(14.2)
                                       ======    ======    ======
Net earnings (loss)                    $ 47.0    $ 20.5    $(36.3)
                                       ======    ======    ======
Mead's share of net earnings (loss),
 after elimination of intercompany
 transactions and reduction for Mead's
 income taxes on partnership earnings  $ 18.4    $  6.0    $(18.1)
                                       ======    ======    ======
Dividends and partnership
 distributions received                $ 15.7    $ 14.2    $  6.4
                                       ======    ======    ======

The summarized balance sheet data for all investees is as follows:

                 (All dollar amounts in millions)

December 31                                    1993      1992
- - ------------------------------------------   ------    ------
Current assets                               $171.6    $145.6
Noncurrent assets                             631.6     663.7
Current liabilities                          (169.9)   (161.0)
Long-term debt and deferred items            (503.1)   (530.5)
                                             ------    ------
Shareholders' equity                         $130.2    $117.8
                                             ======    ======


D - Other Assets

                 (All dollar amounts in millions)

December 31                                        1993      1992
- - ----------------------------------------------   ------    ------
Goodwill and other intangibles (net of
 accumulated amortization of $135.2 in 1993
 and $112.9 in 1992)                             $206.3    $236.7
Pension asset                                     141.4      97.0
Rental equipment                                   78.3      60.7
Cash surrender value of life insurance, less
 policy loans of $21.4 in 1993 and $18.0 in 1992   39.6      33.3
Computer software development costs (net of
 accumulated amortization of $1.6 in 1993)         12.3      10.5
Miscellaneous                                      77.3      54.8
                                                 ------    ------
                                                 $555.2    $493.0
                                                 ======    ======

At December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, miscellaneous other assets includes equity securities available-for-sale with a cost of $.1 million which have been recorded at the current market price ($15.1 million) along with the deferred income tax liability ($5.9 million) and the net unrealized gain ($9.1 million) recorded as a separate component of shareowners' equity.

E - Long-Term Debt

                 (All dollar amounts in millions)

December 31                                        1993        1992
- - --------------------------------------------   --------    --------
Capital lease obligations:
  Industrial Development Revenue Bonds and
   Notes, average effective rate
   approximately 3.0%                          $  134.3    $  116.5
  Other, average effective rate 8.25%              24.5        31.4
                                               --------    --------
    Total                                         158.8       147.9

Medium-term notes, 5-2/3% to 9-7/8%,
 face amount of $186.0, due from 1996 through
 2020 (effective rate approximately 9.2%)         177.7       176.4
Purchase Note, due in 1998, interest at
 LIBOR plus 1/2% (4.1% at December 31, 1993)      165.5       165.5
8-1/8% debentures, face amount of $150.0,
 due 2023 (effective rate approximately 8.4%)     147.5
7-1/8% debentures, face amount of $150.0,
 due 2025 (effective rate approximately 7.4%)     146.6
6-3/4% convertible subordinated debentures        139.0       139.0
9% debentures, due in annual installments of
 $7.5 from 2000 through 2017                      130.0       130.0
Variable-rate Escanaba tax-exempt bonds,
 $10.0 due in 2013 and $83.5 due in 2023,
 average effective rate approximately 2.2%         93.5        93.5
Variable-rate Industrial Development Revenue
 Bonds, due from 2001 through 2023, average
 effective rate approximately 2.2%                 78.6        69.6
Short-term borrowings to be refinanced             80.2       378.8
Other                                              51.4        31.6
                                               --------    --------
                                               $1,368.8    $1,332.3
                                               ========    ========

The Purchase Note, the variable-rate Industrial Development Revenue Bonds and the variable-rate Escanaba tax-exempt bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rate.

The 6-3/4% convertible subordinated debentures are convertible into common shares at any time at a conversion price of $52.85 per share. The debentures are due in annual installments of $9 million in 2004, $10 million from 2005 through 2011 and $60 million in 2012, and are callable by the company at 102.7% until September 1994, and at declining prices thereafter.

During 1993, the company issued $150.0 million of 8-1/8% debentures and $150.0 million of 7-1/8% debentures to replace short-term borrowings. The debentures are callable by the company at approximately 103% beginning in 2003.

In January 1994, the company prepaid the $165.5 million Purchase Note, due in 1998. In addition, the company intends to refinance $80.2 million of short-term debt on a long-term basis. Since the company has the intent to consummate these transactions on a long-term basis and has the ability to do so under its $550 million bank credit agreement that extends until November 30, 1995, the amounts are classified as long-term debt at December 31, 1993. After reduction for the above transactions, the company has unused long-term lines of credit of $304.3 million. This agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

Maturities of long-term debt for the next five years, after giving effect to the prepayment of the Purchase Note, are $12.5 million in 1994, $269.4 million in 1995, $110.0 million in 1996, $16.5 million in 1997 and $3.3 million in 1998.

The fair value of the company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt, excluding capital leases, was $1,253.8 million and $1,209.0 million at December 31, 1993 and 1992, respectively, and the related carrying amounts were $1,210.0 million and $1,184.4 million, respectively.

Property, plant and equipment carried at $110.4 million is pledged as collateral under the above debt (principally capital leases).

The company has guaranteed obligations of certain affiliated operations and others totaling approximately $49.2 million at December 31, 1993. In addition, the company has a 50% interest in a partnership with Scott Paper Company which has borrowed $300 million under a loan agreement with The Sumitomo Bank, Limited, New York Branch, which matures in 1998. The loan, one-half of which has been guaranteed by the company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees.

F - Financial Instruments

The company uses various financial instruments with off-balance-sheet market risk to manage its interest rate and foreign currency exchange rate risks. The risk of loss to the company in the event of nonperformance by any party under these agreements is not significant.

Option and swap agreements require payments to be calculated based upon a notional principal amount. Fair values of these contracts are estimated by obtaining quotes from brokers.

Options are written as an element of an overall strategy to manage specific interest rate or foreign exchange rate risk and are generally combined with purchased options. For written options, the company receives a premium at the outset and then bears the market risk of an unfavorable change in the value of the financial instrument underlying the options. Based upon the estimated fair values at December 31, 1993, had the company entered into these foreign currency option contracts on that date it would have received $.2 million for writing the options and would have paid $2.5 million to enter into the purchased option contracts.

Included in written interest rate options are options written by the company which would allow holders to enter into interest rate swap agreements with the company. If the company had entered into interest rate option contracts with similar terms on December 31, 1993, the company would have received $8.3 million on the written option contracts and would have paid $1.2 million for the purchased interest rate option contracts.

Interest rate swap agreements allow counterparties to exchange interest cash flows on a specified amount of debt for a specified period. The company is exposed to market risk due to the possibility of exchanging a lower interest rate for a higher interest rate. At December 31, 1993, the company would have received $.7 million to enter into contracts with similar terms.

The forward foreign currency and interest rate forward contracts (which are carried at market) reduce the company's risk due to exchange and interest rate movement because gains and losses on these contracts generally offset losses and gains on the assets, liabilities and transactions being hedged. The fair values of foreign currency forward contracts are estimated using quotes from brokers and a matrix pricing model. The fair value amounts for forward foreign exchange and interest rate contracts in the following table represent the principal to be exchanged if the existing contracts had been settled at year end.

Selected information related to the company's financial instruments described above is as follows:

(All dollar amounts in millions)

                                   December 31, 1993
                            ----------------------------------
                                         Net        Contract
                              Fair   Unrecognized  or Notional
                             Value   Gain (Loss)     Amount
                            ------   -----------   -----------
Foreign currency options:
  Written                    $ (.2)        $ (.2)     $ 36.2
  Purchased                    2.5           2.5        56.5
Interest rate options:
  Written                     (8.3)          -         175.0
  Purchased (caps)             1.2          (4.1)      400.0
Interest rate swaps            (.7)         (2.4)      375.0
Forward foreign exchange
 contracts:
  Dollar purchases            80.1           (.3)       79.8
  Dollar sales                35.0            .4        34.6


                                   December 31, 1992
                            ----------------------------------
                                         Net        Contract
                              Fair   Unrecognized  or Notional
                             Value   Gain (Loss)     Amount
                            ------   -----------   -----------
Foreign currency options:
  Written                    $(1.8)        $(1.8)     $ 69.4
  Purchased                    5.4           5.4       125.2
Interest rate options:
  Written                     (2.0)          -         115.0
  Purchased (caps)             1.5          (4.4)      450.0
Interest rate swaps            (.2)          (.8)      215.0
Forward foreign exchange
 contracts:
  Dollar purchases            82.9           2.6        85.5
  Dollar sales                58.6          (1.2)       59.8
Forward interest rate
 contracts                    43.5           -          43.5

G - Shareowners' Equity

The company has authorized 300 million no par common shares. There were 59,184,894 and 58,733,725 common shares outstanding at December 31, 1993 and 1992, respectively. In prior years, the Board of Directors authorized the company to purchase up to 7,000,000 common shares for corporate purposes. A total of 5,405,292 and 5,404,519 common shares were held in treasury at December 31, 1993 and 1992, respectively.

Under a Rights Plan, one right is presently attached to and trades with each outstanding common share. Generally, the rights become exercisable and trade separately ten days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the company (or, in some cases, a potential acquiring company) or other property having a value of $180 for $90, the initial exercise price. The rights expire in 1996 and are presently redeemable at $.025 per right. At December 31, 1993, there were 73,376,392 common shares reserved for issuance under this plan.

The Board of Directors has approved termination benefits for certain key executives and a severance plan for all other salaried employees and established a Benefit Trust in connection with the company's unfunded supplemental retirement plan, deferred compensation plan, directors retirement plan and excess benefits plan to preserve the benefits earned thereunder in the event of a change in control of the company.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain selected employees and to directors who are not officers or employees of the company. As of December 31, 1993, 30,424 common shares are issued and outstanding under the plan. There were 432,997 common shares reserved for issuance under this plan at December 31, 1993.

The company has preferred shares authorized but unissued as follows:
61,500 undesignated cumulative preferred, par value $100; 20,000,000 undesignated voting cumulative preferred, without par value; 20,000,000 cumulative preferred, without par value; and 295,540 cumulative second preferred, par value $50.

At December 31, 1993, undistributed net earnings of investees and partially-owned foreign affiliates of $50.2 million are included in retained earnings. At December 31, 1993, there are no covenants in the company's loan agreements that significantly restrict retained earnings.

H - Stock Options and Rights

Officers and key employees have been granted stock options under various plans. At December 31, 1993, there were outstanding options granted under the 1991 Stock Option Plan and a prior stock option plan to purchase 2,991,203 common shares (of which 2,275,968 are exercisable) at a weighted average price of $35.69. Options as to 680,860 shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The options and rights expire at various dates through October 2003. There are 5,568,848 common shares reserved for issuance under these plans.


I - Other Expenses

In 1992, the company recorded a $95.0 million provision in connection with a comprehensive performance improvement program. The provision was comprised of employee severance, special termination benefits in connection with the settling of pension liabilities, redeployment and relocation costs, outplacement and counseling of terminated employees and other related costs. The company has expended $58.0 million in 1993, $24.0 million in 1992 and expects to expend the remainder of the amount in 1994.


J - Other Revenues (Expenses) - Net

                 (All dollar amounts in millions)

Year Ended December 31                      1993     1992     1991
- - ----------------------------------------   -----    -----    -----
Investment income                          $ 2.3    $ 1.5    $ 2.9
Gain (loss) on sale of subsidiary                   (22.5)    44.1
Other                                        7.0     20.5     17.5
                                           -----    -----    -----
                                           $ 9.3    $ (.5)   $64.5
                                           =====    =====    =====

After-tax loss on sale of subsidiary was $17.7 million ($.30 per share) in 1992 and after-tax gain was $26.4 million ($.45 per share) in 1991. Net assets and results of operations of these subsidiaries were not material.

K - Income Taxes

Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and recognized a cumulative effect to that date of the change of $34.0 million ($.58 per share). The effect of adopting Statement No. 109 for the year ended December 31, 1992 was not material.

The principal current and non-current deferred tax assets and (liabilities) are as follows:

(All dollar amounts in millions)

December 31                                         1993       1992
- - ----------------------------------------------   -------    -------
Deferred tax liabilities:
  Accelerated depreciation for tax purposes      $(344.3)   $(315.8)
  Nontaxable pension asset                         (50.7)     (34.5)
  Other                                            (29.6)     (13.9)
                                                 -------    -------
                                                  (424.6)    (364.2)
                                                 -------    -------
Deferred tax assets:
  Alternative minimum tax carryforward              73.6       54.0
  Nondeductible items:
    Allowance for doubtful accounts                  8.0        8.9
    Compensation and fringe benefits accruals       21.1       30.1
    Postretirement benefit accrual                  39.9       35.0
    Other                                           14.8       12.3
                                                 -------    -------
                                                   157.4      140.3
                                                 -------    -------
    Net deferred liability                       $(267.2)   $(223.9)
                                                 =======    =======
Included in the balance sheets:
  Current assets - deferred tax asset            $  43.5    $  51.3
  Deferred items - income tax liability           (310.7)    (275.2)
                                                 -------    -------
    Net deferred liability                       $(267.2)   $(223.9)
                                                 =======    =======

The significant components of income tax expense are as follows:

(All dollar amounts in millions)

Year Ended December 31                     1993      1992      1991
- - --------------------------------------   ------    ------    ------
Currently payable:
  Federal                                $ 26.5    $   .8    $ 29.3
  Federal alternative minimum tax          19.6      12.1      29.6
  State and local                           3.3       2.9       5.3
  Foreign                                   3.2       3.3       3.2
  Allocation to partnership earnings       (5.1)     (4.3)
                                         ------    ------    ------
                                           47.5      14.8      67.4
                                         ------    ------    ------
Deferred:
  Effect of increase in federal income
   tax rate as of January 1, 1993           7.6
  Excess tax depreciation                  17.8      18.7      26.1
  Alternative minimum tax carryforward    (19.6)    (12.1)    (29.6)
  Pension income                           13.6        .3       7.7
  Effect of loss on sale of subsidiary               15.8
  Other expenses                           11.4     (14.4)    (10.3)
  Miscellaneous                             (.2)       .8      (7.0)
                                         ------    ------    ------
                                           30.6       9.1     (13.1)
                                         ------    ------    ------
                                         $ 78.1    $ 23.9    $ 54.3
                                         ======    ======    ======

Principal reasons for the difference between the statutory federal rate and the effective tax rate are:

Year Ended December 31                      1993      1992    1991
- - ----------------------------------------   -----     -----   -----
Federal income tax rate                     35.0%    34.0%    34.0%
Effect of increase in federal income
 tax rate as of January 1, 1993              4.1
State and local income taxes, net of
 federal benefit                             2.0     (3.8)    (1.1)
Effect of loss on sale of subsidiary                  5.2
Impact of additional taxes related to
 foreign operations                           .6      8.7      2.5
Other                                         .8     (1.0)     1.3
                                           -----    -----    -----
  Effective tax rate                        42.5%    43.1%    36.7%
                                           =====    =====    =====

Earnings from continuing operations before income taxes includes $12.8 million, $6.0 million and $9.3 million in 1993, 1992 and 1991, respectively, of foreign earnings.

At December 31, 1993, no domestic income taxes have been provided on Mead's share of the undistributed net earnings of corporate investees and overseas operations. Those earnings totaled $135.6 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $20.0 million at December 31, 1993.

L - Discontinued Operations

Effective November 1986, the company adopted a plan to divest the insurance operations conducted through its wholly-owned subsidiaries and wrote off its investment. The insurance subsidiaries ceased underwriting activities and are settling existing claims. In 1991, the company provided $10.0 million (net of tax benefit of $6.0 million) for additional losses during the runoff of the operations.

The net assets of the insurance operations at December 31, 1993, include total assets of $181.8 million, claims reserves of $166.2 million and the remaining accrual of $15.6 million for estimated administrative costs to be incurred during runoff.

In December 1990, the Board of Directors approved a plan to curtail further development of the company's imaging products. Since that date, the company has charged $12.8 million for operating losses to the accrual for operating losses. At December 31, 1993, remaining net liabilities of $6.2 million are included in other deferred items. The net amount includes assets of $10.3 million and the remaining accrual for operating losses of $16.5 million.

M - Pension Plans

The company has pension plans that cover substantially all employees. Pension benefits for bargaining employees are primarily based upon years of credited service. Benefits for salaried and other non-bargaining employees are based upon years of service and the employee's average final earnings. Mead's funding policy is to contribute amounts to the plans sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act.

Summary information on the company's funded plans is as follows:

                 (All dollar amounts in millions)

December 31                                          1993      1992
- - ------------------------------------------------   ------    ------
Financial status of plans:
  Plan assets at fair value (primarily common
   stocks, fixed income securities and
   real estate)                                    $780.1    $747.3
  Actuarial present value of accumulated
   benefit obligation:
    Vested                                         (543.3)   (473.4)
    Non-vested                                      (46.1)    (26.8)
  Estimated effect of future salary increases
   at 1% over expected inflation                    (66.4)    (60.7)
                                                   ------    ------
  Projected benefit obligation                     (655.8)   (560.9)
                                                   ------    ------
  Plan assets in excess of projected benefit
   obligation                                       124.3     186.4

Reconciliation of financial status of plans to
 amounts recorded in Mead's balance sheets:
  Unamortized plan assets in excess of plan
   liabilities (overfunding) at January 1,
   1986 - to be recognized as a reduction of
   future years' pension expense                    (69.8)    (79.4)
  Unrecorded effect of net (gain) loss arising
   from differences between actuarial assumptions
   used to determine periodic pension expense
   and actual experience                             76.7     (24.3)
  Unamortized prior service cost                     10.2      14.3
                                                   ------    ------
Pension asset recorded in the balance sheets       $141.4    $ 97.0
                                                   ======    ======
Benefit obligation discount rate                     7.5%      8.5%
                                                   ======    ======

The projected benefit obligation for the company's two unfunded plans was $20.4 million and $10.0 million at December 31, 1993 and 1992, respectively, of which $15.6 million and $10.0 million represent the accumulated benefit obligation. Of the projected benefit obligation, $14.2 million and $6.5 million at December 31, 1993 and 1992, respectively, is subject to later amortization. Unfunded accrued pension cost is $6.2 million and $3.5 million at December 31, 1993 and 1992, respectively.

The components of net pension (income) for all plans are as follows:

                 (All dollar amounts in millions)

Year Ended December 31                  1993      1992      1991
- - -----------------------------------   ------    ------    ------
Service cost, benefits earned
 during the year                      $ 19.8    $ 20.1    $ 18.7
Interest cost on projected benefit
 obligation                             46.8      43.5      41.9
Actual return on plan assets          (103.8)    (39.8)   (174.0)
Net amortization and deferral           23.9     (42.6)    105.7
                                      ------    ------    ------
Net pension (income)                  $(13.3)   $(18.8)   $ (7.7)
                                      ======    ======    ======

The expected long-term rate of return on plan assets used in determining net pension income was 10% in each of these years. The company's pension plans require the allocation of excess plan assets to plan members if the plans are terminated, merged or consolidated following a change in control (as defined) of the company opposed by the Board of Directors of the company. Amendment of these provisions after such a change in control would require approval of plan participants.

N - Postretirement Benefits Other than Pensions

In 1991, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and recognized the cumulative effect of the change in accounting for postretirement benefits of $93.5 million ($58.7 million net of income tax benefit). The company funds certain health care benefit costs principally on a pay-as-you-go basis, with the retiree paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

Summary information on the company's plans (funded and unfunded) is as follows:

(All dollar amounts in millions)

December 31                                          1993      1992
- - ------------------------------------------------  -------    ------
Financial status of plans:
  Accumulated postretirement benefit obligation:
    Retirees                                      $ (69.2)   $(64.2)
    Fully eligible, active plan participants        (25.1)    (21.5)
    Other active plan participants                  (41.1)    (32.0)
                                                  -------    ------
                                                   (135.4)   (117.7)
  Less plan assets at fair value                      8.3      14.3
                                                  -------    ------
  Accumulated postretirement benefit obligation
   in excess of plan assets                        (127.1)   (103.4)

Reconciliation of financial status of plans to
 amounts recorded in Mead's balance sheets -
  Unrecorded effect of net loss arising from
   differences between actuarial assumptions used
   to determine periodic postretirement benefit
   expense and actual experience                     18.7       5.1
                                                  -------    ------
Accrued postretirement benefit cost               $(108.4)   $(98.3)
                                                  =======    ======
Benefit obligation discount rate                     7.5%      8.5%
                                                   ======    ======

The accumulated postretirement benefit obligation for the unfunded plans at December 31, 1993 and 1992, was $128.9 million and $105.7 million, respectively.

The components of net periodic postretirement benefit cost are as follows:

(All dollar amounts in millions)

Year Ended December 31                       1993     1992     1991
- - -----------------------------------------   -----    -----    -----
Service cost, benefits attributed to
 employee service during the year           $ 3.1    $ 2.4    $ 2.0
Interest cost on accumulated
 postretirement benefit obligation            9.5      9.4      8.5
Actual return on plan assets                 (1.1)    (1.5)     (.9)
Net amortization and deferral                  .1       .4
                                            -----    -----    -----
Net periodic postretirement benefit cost    $11.6    $10.7    $ 9.6
                                            =====    =====    =====

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 14% in 1993, declining by 1% per year to an ultimate rate of 6%.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1993, would be increased by 10%. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1993 would be an increase of 11%.

O - Leases

At December 31, 1993, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                 (All dollar amounts in millions)

                                            Capital   Operating
                                            Leases    Leases
                                            -------   ---------
Year Ending December 31:
     1994                                    $ 17.7    $ 42.4
     1995                                      14.0      31.0
     1996                                      10.1      22.7
     1997                                       8.7      18.6
     1998                                       7.7      13.5
     Later years through 2025                 235.8      62.6
                                             ------    ------
Total minimum lease payments                  294.0    $190.8
                                                       ======
Less:
  Sublease rentals                             (5.9)
  Amount representing interest               (122.5)
                                             ------
Present value of net minimum lease payments   165.6

Less current maturities of capital lease
 obligations                                   (6.8)
                                             ------
Capital lease obligations                    $158.8
                                             ======

Capital leases are for manufacturing facilities, equipment and warehouse and office space. Capital lease property included in property, plant and equipment is as follows:

                 (All dollar amounts in millions)

December 31                                    1993      1992
- - ------------------------------------------   ------    ------
Land and buildings                           $ 37.7    $ 43.8
Machinery and equipment                       165.1     157.2
                                             ------    ------
                                              202.8     201.0
Less accumulated amortization                (101.6)   (105.4)
                                             ------    ------
                                             $101.2    $ 95.6
                                             ======    ======

The majority of rent expense is for operating leases having terms of up to 25 years which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $60.8 million, $63.6 million and $59.9 million in 1993, 1992 and 1991, respectively.

The company has additional subleases of property recorded under capital leases. Total rentals to be received in future years are approximately $15.9 million at December 31, 1993.


P - Litigation and Other Proceedings

The company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The company has also been named a potentially responsible party in several environmental proceedings. It is not possible to determine the ultimate liability, if any, in these matters. In the opinion of management, after consultation with legal counsel, the resolution of such litigation and proceedings will not have a material effect on the financial position or results of operations of the company.


Q - Additional Information on Cash Flows

                 (All dollar amounts in millions)

Year Ended December 31                     1993      1992      1991
- - --------------------------------------   ------    ------    ------
Cash paid during the year for:
  Interest                               $ 87.8    $101.6    $117.0
    Less amount capitalized                (2.6)     (2.3)     (4.5)
                                         ------    ------    ------
    Interest, net of amount capitalized    85.2      99.3     112.5

  Income taxes                             33.6      39.5      41.9

Non-cash activities:
  Capital lease obligations                           5.5       8.9
  Sale of subsidiary (proceeds received
   in January 1992)                                            45.0
  Debt securities issued in retirement
   of previously outstanding borrowings
   (face amount $100.0)                                        99.8

R - Industry Segments

The company operates in a number of industry segments.  The PAPER segment includes the manufacture and sale of printing, writing, carbonless copy, publishing and specialty paper and pulp.  The PACKAGING AND PAPERBOARD segment includes the manufacture and marketing of beverage and food packaging materials, corrugated shipping containers and paperboard.  The DISTRIBUTION AND SCHOOL
AND OFFICE PRODUCTS segment includes the distribution of a full line of paper products and the manufacture and distribution of school and office products.  The ELECTRONIC PUBLISHING segment includes the electronic delivery of legal and news information services and the publishing of state statutes and other publications for the legal profession.

                                          (All dollar amounts in millions)
                                                       Sales (1)
- - ----------------------      --------------------------------------------------------------
Year Ended December 31             1993                 1992                 1991
- - ----------------------      ------------------   ------------------   ------------------
                            Unaffil-   Inter-     Unaffil-   Inter-     Unaffil-   Inter-
                             iated     segment     iated     segment     iated     segment
                            --------   -------    --------   -------    --------   -------
Industry segments:
  Paper                     $1,111.4    $169.0    $1,090.6    $162.6    $1,091.3    $149.0
  Packaging and Paperboard   1,156.9       9.2     1,163.2       8.3     1,022.8       7.3
  Distribution and School
   and Office Products       1,970.7       9.1     1,954.6      10.0     1,995.7       5.5
  Electronic Publishing        551.3        .2       494.8        .2       469.5        .2
Intersegment elimination                (187.5)               (181.1)               (162.0)
                            --------              --------              --------
  Total                     $4,790.3              $4,703.2              $4,579.3
                            ========              ========              ========

                              Other - Included in                Earnings (Loss) from
                            Determining Earnings (Loss)          Continuing Operations
                            from Continuing Operations (2)     Before Income Taxes (2)(3)(4)
- - ----------------------      -----------------------------      --------------------------
Year Ended December 31              1992      1991                1993      1992      1991
- - ----------------------            ------    ------              ------    ------    ------
Industry segments:
  Paper                           $ 22.3    $ 20.7              $101.9    $ 63.3    $ 92.1
  Packaging and Paperboard          23.8       1.6               132.8     117.1     104.5
  Distribution and School
   and Office Products              16.3       9.2                38.4      29.3      27.1
  Electronic Publishing              9.2       3.0                50.4      41.4      38.2
Corporate and other                 45.9     (44.1)             (139.7)   (195.6)   (113.9)
                                  ------    ------              ------    ------    ------
  Total                           $117.5    $ (9.6)             $183.8    $ 55.5    $148.0
                                  ======    ======              ======    ======    ======


                                                                   Capital Expenditures             Depreciation,
                                 Identifiable Assets (5)       (Including Capital Leases)   Depletion and Amortization
- - ----------------------      --------------------------------   --------------------------   --------------------------
Year Ended December 31          1993        1992        1991      1993      1992      1991      1993      1992      1991
- - ----------------------      --------    --------    --------    ------    ------    ------    ------    ------    ------
Industry segments:
  Paper                     $1,345.7    $1,295.2    $1,274.3    $158.6    $ 92.2    $101.7    $ 94.2    $ 88.1    $ 85.9
  Packaging and Paperboard   1,405.7     1,379.9     1,383.8     114.6     102.5     101.4     134.4     125.9     114.9
  Distribution and School
   and Office Products         510.2       482.8       522.3      22.6      13.0      11.9      12.0      13.6      18.6
  Electronic Publishing        459.1       460.8       475.4      40.6      52.6      43.1      62.4      57.8      54.9
Intersegment elimination       (17.8)      (17.2)      (16.1)
Corporate and other            461.6       429.9       346.5      10.3      10.3      16.3      13.1      14.2      14.1
                            --------    --------    --------    ------    ------    ------    ------    ------    ------
  Total                     $4,164.5    $4,031.4    $3,986.2    $346.7    $270.6    $274.4    $316.1    $299.6    $288.4
                            ========    ========    ========    ======    ======    ======    ======    ======    ======

(1) Intersegment sales are made at substantially the same prices and on the same terms as to unaffiliated customers.

(2) The earnings (loss) from continuing operations before income taxes includes other expenses related to the performance improvement program and a loss on the sale of a subsidiary in 1992; and environmental costs and costs of business consolidations and a gain on the sale of a subsidiary in 1991.

(3) Earnings from continuing operations before income taxes for "Corporate and other" includes the following:

        Year Ended December 31       1993       1992       1991
        -----------------------   -------    -------    -------
        Other revenues:
          Gain (loss) on sale of
           subsidiary             $          $ (22.5)   $  44.1
          Other                       3.7        7.6        5.2
        Interest expense            (96.2)    (101.1)    (114.4)
        Comprehensive performance
         improvement program                   (23.4)
        Other expenses              (47.2)     (56.2)     (48.8)
                                  -------    -------    -------
                                  $(139.7)   $(195.6)   $(113.9)
                                  =======    =======    =======

(4) During 1993, in connection with the comprehensive performance improvement program, the company reorganized its corporate functions whereby certain expenditures are allocated to the operating units. Accordingly, earnings before income taxes for 1992 and 1991 have been increased (decreased) from amounts previously reported as follows:

        Year Ended December 31                 1992     1991
        -----------------------------------   -----    -----
        Industry segments:
          Paper                               $(1.7)   $(2.8)
          Packaging and Paperboard             (8.9)    (9.6)
          Distribution and School and
           Office Products                     (5.1)    (4.7)
          Electronic Publishing                (4.5)    (3.3)
        Corporate and other                    20.2     20.4
                                              -----    -----
                                              $ 0.0    $ 0.0
                                              =====    =====

(5) The assets of "Corporate and other" consist primarily of cash and cash equivalents, property, plant and equipment and investments in and advances to investees.

The cumulative effect of the change in accounting principle in 1991 is applicable to segments as follows:

Year Ended December 31                                     1991
- - -------------------------------------------------------   -----
Industry segments:
  Paper                                                   $30.2
  Packaging and Paperboard                                 15.6
  Distribution and School and Office Products              38.0
  Electronic Publishing                                     2.8
Corporate and other                                         6.9
                                                          -----
                                                          $93.5
                                                          =====

Selected Quarterly Financial Data (unaudited)
                                                                 1st Qtr.        2nd Qtr.       3rd Qtr.       4th Qtr.      Year
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                        (All dollar amounts in millions, except per share data)
Net sales:
    1993                                            $1,135.5       $1,263.4      $1,261.8       $1,129.6     $4,790.3
    1992                                            $1,088.2        1,225.4       1,254.5        1,135.1      4,703.2
    1991                                             1,097.2        1,176.5       1,210.8        1,094.8      4,579.3
Gross profit:
    1993                                               224.9          259.5         247.2          224.2        955.8
    1992                                               200.5          250.5         254.1          218.7        923.8
    1991                                               204.6          218.2         226.4          217.9        867.1
Earnings (loss) from continuing operations:
    1993                                                25.6           47.2          30.0           21.3        124.1
    1992                                                17.7          (34.7)         37.5           17.1         37.6
    1991                                                13.4           18.7          25.3           18.2         75.6
Earnings (loss) before cumulative
  effect of change in accounting principle:
    1993                                                25.6           47.2          30.0           21.3        124.1
    1992                                                17.7          (34.7)         37.5           17.1         37.6
    1991                                                13.4           18.7          25.3            8.2         65.6
Net earnings (loss):
    1993                                                25.6           47.2          30.0           21.3        124.1
    1992                                                51.7          (34.7)         37.5           17.1         71.6
    1991                                               (45.3)          18.7          25.3            8.2          6.9
Per common and common equivalent share:(1)
  Earnings (loss) from continuing operations:
    1993                                                 .43            .78           .50            .36         2.08
    1992                                                 .31           (.59)          .63            .29          .63
    1991                                                 .23            .32           .43            .31         1.29
  Earnings (loss) before cumulative
    effect of change in accounting principle:
    1993                                                 .43            .78           .50            .36         2.08
    1992                                                 .31           (.59)          .63            .29          .63
    1991                                                 .23            .32           .43            .14         1.12
  Cumulative effect of change in accounting principle:
    1992                                                 .55                                                      .58
    1991                                               (1.00)                                                   (1.00)
  Net earnings (loss):
    1993                                                 .43            .78           .50(2)         .36         2.08
    1992                                                 .86           (.59)(3)       .63            .29         1.21
    1991                                                (.77)           .32           .43            .14(4)       .12
Cash dividends per common share:
    1993                                                 .25            .25           .25            .25         1.00
    1992                                                 .25            .25           .25            .25         1.00
    1991                                                 .25            .25           .25            .25         1.00

(1)     The number of shares used in the calculation of per share data varies from period to period since stock options and convertible debentures are included in the calculations only for the periods in which they are dilutive; therefore, the sum of individual quarterly earnings per share may not equal the annual computation.

(2)     Includes $.12 per share charge related to the revaluation of deferred income taxes at January
        1, 1993, resulting from 1993 income tax legislation.

(3)     Includes a charge of $1.00 per share for other expenses related to a comprehensive performance improvement program and a charge of $.30 per share related to the sale of a subsidiary.

(4)     Includes a charge of $.37 per share for other expenses related primarily to environmental costs and costs of business consolidations, a gain of $.45 per share from sale of a subsidiary and a charge of $.17 per share related to discontinued operations.

Item 9. Changes in and Disagreements with Accountants on Acco
        Financial Disclosure.

                Not applicable.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

        Information pursuant to this item is incorporated herein by reference to pages 3 through 5 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 14, 1994. Information concerning executive officers is also included in Part I of this report following
Item 4.

Item 11.  Executive Compensation

        Information pursuant to this item is incorporated herein by reference to pages 8 through 20 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 10-12 and the "Performance Graph" on page 17), definitive copies of which were filed with the Commission on March 14, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information pursuant to this item is incorporated herein by reference to pages 9 and 10 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 14, 1994.

Item 13.  Certain Relationships and Related Transactions

        Information pursuant to this item is incorporated herein by reference to pages 19-20 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 14, 1994.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)     1. Financial Statements

                The financial statements of The Mead Corporation and consolidated subsidiaries are included in Part II, Item 8.

                2. Financial Statement Schedules

                                                                        Page
                                                                        ----
               Schedule V--Property, Plant and Equipment . . . . . . . 65-67
               Schedule VI--Accumulated Depreciation, Depletion and
                Amortization of Property, Plant and Equipment. . . . .    68
               Schedule VII--Guarantees of Securities of Other
                Issuers. . . . . . . . . . . . . . . . . . . . . . . .    69
               Schedule VIII--Valuation and Qualifying Accounts. . . .    70
               Schedule IX--Short-term Borrowings. . . . . . . . . . .    71
               Schedule X--Supplementary Statement of Earnings
                Information. . . . . . . . . . . . . . . . . . . . . .    72

        The information required to be submitted in Schedules I, II, III, IV, XI, XII, XIII, and XIV for The Mead Corporation and consolidated subsidiaries has either been shown in the financial statements or notes thereto, or is not applicable or required under rules of Regulation S-X, and, therefore, those schedules have been omitted.

                3. Exhibits


(3)         Articles of Incorporation and Bylaws:

                 (i) Amended Articles of Incorporation of the Registrant adopted May 28, 1987 (incorporated by reference to Exhibit
            (3)(i) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

                 (ii) Regulations of the Registrant, as amended April 23, 1987 (incorporated by reference to Exhibit (3)(ii) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

(4) Instruments defining the rights of security holders, including indentures:

                 (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks (incorporated by reference to Exhibit (4)(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989) and Amendment No. 1 thereto dated as of November 30, 1991 (incorporated by reference to Exhibit (4)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                 (ii) Indenture dated as of July 15, 1982 between the Registrant and Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987 (incorporated by reference to Exhibit (4)(iv) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987), Second Supplemental Indenture dated as of October 15, 1989 (incorporated by reference to Exhibit (4) to Registrant's Current Report on Form 8-K dated October 11, 1989) and Third Supplemental Indenture dated as of November 15, 1991 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1991).

                 (iii) Indenture dated as of February 1, 1993 between the Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1992).

            The total amount of securities authorized under other long-term debt instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

(10)        Material Contracts:

                 (i) Agreement dated as of April 24, 1964 between Northwood Mills Limited, Canamead, Inc., the Registrant and Noranda Mines, Limited and Supplemental Agreements relating thereto dated as of July 2, 1964, April 5, 1965, March 15, 1966, February 1, 1967,
            December 15, 1970 and April 1, 1974 (incorporated by reference to Exhibit (10)(v) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1980 included in File No. 1-2267 in the Public Reference Room of the Securities and Exchange Commission in Washington, D.C.).

                 (ii) Pulp Purchase Agreement dated as of April 1, 1965 among Northwood Pulp Limited, the Registrant, Northwood Mills Ltd. and Noranda Mines Limited (incorporated by reference to Exhibit
            (10)(vi) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1980 included in File No. 1-2267 in the
            Public Reference Room of the Securities and Exchange Commission in Washington, D.C.).

                 (iii) Rights Agreement dated as of November 1, 1986 between Registrant and The First National Bank of Cincinnati, as Rights Agent, as amended December 29, 1987 and December 9, 1988 (incorporated herein by reference to Registrant's Amendment No.
            1 on Form 8, dated November 28, 1986 and Exhibits 28(a) and
            28(b) to Registrant's Current Report on Form 8-K dated December 9, 1988).

                 (iv) Amended Board Purchase Agreement dated as of January 4, 1988 among the Registrant, Georgia Kraft Company and Inland Container Corporation (incorporated by reference to Exhibit
            (1O)(xviii) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

                 (v) Indemnification Agreement dated as of January 4, 1988 among the Registrant, Mead Coated Board, Inc., Temple-Inland Inc., Inland Container Corporation I, Inland Container Corporation, GK Texas Holding Company and Georgia Kraft Company (incorporated by reference to Exhibit (1O)(xix) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

                 (vi) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of December 1, 1988, as amended (incorporated by reference to Exhibit (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and Exhibit
            (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

            The following are compensatory plans and arrangements in which directors or executive officers participate:

                 (vii) 1984 Stock Option Plan of the Registrant, as amended and restated as of January 25, 1990 (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989), and Amendment dated January 23, 1992 (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                 (viii) 1991 Stock Option Plan of the Registrant (incorporated by reference to Exhibit (10)(xxi) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                 (ix) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (x) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987 (incorporated by reference to Exhibit (1O)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and Exhibit
            (10)(ix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (xi) Excess Benefit Plan of the Registrant (1988 Restatement), dated October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                 (xii) Supplemental Executive Retirement Plan (formerly The Mead Management Income Parity Plan) effective January 1, 1985, as amended and restated as of July 1, 1992 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                 (xiii) Form of Indemnification Agreement between Registrant and each of Samuel S. Benedict, John C. Bogle, John G. Breen, Vincent L. Gregory, Jr., William E. Hoglund, Barbara C. Jordan, Steven C. Mason, Charles S. Mechem, Jr., Paul F. Miller, Jr., William S. Shanahan, Thomas B. Stanley, Jr. and Lee J. Styslinger, Jr. (incorporated herein by reference to Exhibit
            (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

                 (xiv) Form of Severance Agreement between Registrant and each of Steven C. Mason and Samuel S. Benedict (incorporated herein by reference to Exhibit (10)(xvi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and Exhibit (10)(xii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (xv) Form of Severance Agreement between Registrant and each of William R. Graber, Elias M. Karter, Charles J. Mazza, Wallace
            0. Nugent, Thomas E. Palmer and other key employees
            (incorporated by reference to Exhibit (10)(xiii) of Registrant's Annual Report on Form 10-K for the year ended December 31,
            1988).

                 (xvi) Benefit Trust Agreement dated January 9, 1987 between Registrant and Society Bank, National Association (incorporated herein by reference to Exhibit (1O)(xviii) to Registrant's
            Annual Report on Form 1O-K for the year ended December 31,
            1986), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and January 24, 1991 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1990).

                 (xvii) Restricted Stock Plan effective December 10, 1987, as amended through July 23, 1992 (incorporated by reference to Exhibit (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                 (xviii)  Deferred Compensation Plan for Directors of the
            Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

                 (xix) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31,
            1989).

                 (xx) Directors Retirement Plan, effective October 27, 1990 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31,
            1990).

                 (xxi) Form of Executive Life Insurance Policy for Key Executives (incorporated by reference to Exhibit (10) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1991).

                 (xxii) The "Direction 2000" Executive Incentive Plan, dated April 21, 1993 (incorporated by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4, 1993).

                 (xxiii)  Mead Management Incentive Plan for 1993
            (incorporated by reference to Exhibit 10(ii) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4, 1993).

(11)   Calculation of Earnings per Share.

(12)   Ratio of Earnings to Fixed Charges.

(21)   List of significant subsidiaries of the Registrant.

(23)   Consent of Independent Auditors.

            (b) Reports on Form 8-K

                 None.

                                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE MEAD CORPORATION


Date:   February 24, 1994                      By        Steven C. Mason
                                                 -------------------------------
                                                         Steven C. Mason
                                                     Chairman of the Board and
                                                      Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   February 24, 1994                      By        Steven C. Mason
                                                 -------------------------------
                                                         Steven C. Mason
                                                  Director, Chairman of the
                                                  Board and Chief Executive Off


Date:   February 24, 1994                      By     Samuel S. Benedict
                                                 -------------------------------
                                                      Samuel S. Benedict
                                                  Director, President and Chief
                                                      Operating Officer


Date:   February 24, 1994                      By      William R. Graber
                                                 -------------------------------
                                                       William R. Graber
                                                     Vice President and Chief
                                                    Financial Officer (principal
                                                       financial officer)

Date:   February 24, 1994                      By        John D. Fuller
                                                 -------------------------------
                                                         John D. Fuller
                                                           Controller
                                                           (principal
                                                        accounting officer)


Date:   February 24, 1994                      By         John C. Bogle
                                                 -------------------------------
                                                          John C. Bogle
                                                            Director

Date:   February 24, 1994                      By          John G. Breen
                                                 -------------------------------
                                                           John G. Breen
                                                              Director


Date:   February 24, 1994                      By      Vincent L. Gregory, Jr.
                                                 -------------------------------
                                                       Vincent L. Gregory, Jr.
                                                             Director


Date:   February 24, 1994                      By        William E. Hoglund
                                                 -------------------------------
                                                         William E. Hoglund
                                                             Director


Date:   February 24, 1994                      By        Barbara C. Jordan
                                                 -------------------------------
                                                         Barbara C. Jordan
                                                             Director


Date:   February 24, 1994                      By      Charles S. Mechem, Jr.
                                                 -------------------------------
                                                       Charles S. Mechem, Jr.
                                                             Director


Date:   February 24, 1994                      By        Paul F. Miller, Jr.
                                                 -------------------------------
                                                         Paul F. Miller, Jr.
                                                             Director


Date:   February 24, 1994                      By       William S. Shanahan
                                                 -------------------------------
                                                        William S. Shanahan
                                                               Director


Date:   February 24, 1994                      By        Thomas B. Stanley, Jr.
                                                 -------------------------------
                                                         Thomas B. Stanley, Jr.
                                                               Director


Date:   February 24, 1994                      By         Lee J. Styslinger
                                                 -------------------------------
                                                          Lee J. Styslinger
                                                              Director

                                    THE MEAD CORPORATION AND

                                    CONSOLIDATED SUBSIDIARIES

                                      ______________________


                                  SCHEDULES FURNISHED PURSUANT

                                         TO REQUIREMENTS

                                          OF FORM 10-K

                                     ______________________


                          Years Ended December 31, 1993, 1992 and 1991

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
(All dollar amounts in millions)

          Column A             Column B    Column C   Column D   Column E      Column F
- - -----------------------------  ---------   ---------  ---------  ---------     ---------
                                                                  Other
                                Balance                          Changes-
                                  at                              Add          Balance
                               Beginning   Additions   Retire-   (Deduct)-     at End of
Classification                 of Period    at Cost    ments     Describe        Period
- - -----------------------------  ---------   ---------  --------   ---------     ---------
Year Ended December 31, 1993:
 Buildings                     $  602.6     $  6.1     $ 18.9    $  11.8 (A)   $  601.6
 Machinery and equipment        3,113.5       55.8       44.8      175.6 (B)    3,300.1
 Construction in progress          78.2      250.6                (202.7)(C)      126.1
                               --------     ------     ------    -------       --------
                                3,794.3      312.5       63.7      (15.3)       4,027.8
 Land and land improvements       128.2         .3        1.0        8.0 (D)      135.5
 Timber and timberlands--
  net of timber depletion         213.1       33.9         .5      (27.2)(E)      219.3
                               --------     ------     ------    -------       --------
                               $4,135.6     $346.7     $ 65.2    $ (34.5)      $4,382.6
                               ========     ======     ======    =======       ========
Year Ended December 31, 1992:
 Buildings                     $  595.7     $  3.8     $ 14.9    $  18.0 (F)   $  602.6
 Machinery and equipment        2,971.3       65.6       75.3      151.9 (G)    3,113.5
 Construction in progress          71.8      178.9                (172.5)(C)       78.2
                               --------     ------     ------    -------       --------
                                3,638.8      248.3       90.2       (2.6)       3,794.3
 Land and land improvements       125.1         .3         .1        2.9 (H)      128.2
 Timber and timberlands--
  net of timber depletion         212.6       22.0        1.2      (20.3)(I)      213.1
                               --------     ------     ------    -------       --------
                               $3,976.5     $270.6     $ 91.5    $ (20.0)      $4,135.6
                               ========     ======     ======    =======       ========
Year Ended December 31, 1991:
 Buildings                     $  573.0     $ 16.0     $ 14.5    $  21.2 (J)   $  595.7
 Machinery and equipment        2,809.9       88.2       47.7      120.9 (K)    2,971.3
 Construction in progress          68.4      150.3        8.4     (138.5)(L)       71.8
                               --------     ------     ------    -------       --------
                                3,451.3      254.5       70.6        3.6        3,638.8
 Land and land improvements       121.5        4.2        7.9        7.3 (M)      125.1
 Timber and timberlands--
  net of timber depletion         217.0       15.7         .8      (19.3)(N)      212.6
                               --------     ------     ------    -------       --------
                               $3,789.8     $274.4     $ 79.3    $  (8.4)      $3,976.5
                               ========     ======     ======    =======       ========

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

(All dollar amounts in millions)


(A) Inter-account transfers ($12.4) and foreign currency translation adjustment ($-.6).

(B) Inter-account transfers ($180.9) and foreign currency translation adjustment ($-5.3).

(C)    Inter-account transfers.

(D) Inter-account transfers ($7.7) and foreign currency translation adjustment ($.3).

(E)    Timber depletion ($-28.9) and inter-account transfers ($1.7).

(F) Inter-account transfers ($16.8), foreign currency translation adjustment ($-.4) and acquisitions ($1.6).

(G) Inter-account transfers ($151.4), foreign currency translation adjustment ($-1.2) and acquisitions ($1.7).

(H) Inter-account transfers ($3.2) and foreign currency translation adjustment ($-.3).

(I)    Timber depletion ($-21.4) and inter-account transfers ($1.1).

(J) Inter-account transfers ($16.7), transfers from other assets ($5.6), and foreign currency translation adjustments ($-1.1)

(K) Inter-account transfers ($115.9), transfers from other assets ($9.4) and foreign currency translation adjustments ($-4.4).

(L) Inter-account transfers ($-138.1) and foreign currency translation adjustments ($-.4).

(M) Inter-account transfers ($4.4), transfers from other assets ($3.3), and foreign currency translation adjustments ($-.4).

(N)    Timber depletion ($-20.4) and inter-account transfers ($1.1).

       For financial reporting purposes, depreciation, including amortization of capital leases, is calculated using the straight-line method over the estimated useful lives of the properties. The range of annual depreciation rates for assets used by Mead and its subsidiaries is as follows:

       Concrete and brick buildings  . . . . . . .  2-1/2% - 3-1/3%
       Machinery and equipment . . . . . . . . . .  6-1/4% - 8-1/3%
       Office and laboratory equipment . . . . . .  10% - 20%
       Autos and trucks  . . . . . . . . . . . . .  16-2/3% - 33-1/3%

       The rates used to determine timber depletion are based on projected quantities of timber available for cutting.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
(All dollar amounts in millions)
          Column A             Column B   Column C   Column D  Column E     Column F
- - ----------------------------  ----------  ---------  --------  --------     ---------
                                                                 Other
                               Balance    Additions            Changes-
                                  at      Charged to             Add         Balance
                              Beginning   Costs and  Retire-  (Deduct)-     at End of
Description                   of Period   Expenses    ments    Describe      Period
- - ----------------------------  ---------   ---------  --------  --------     ---------

Year Ended December 31, 1993:
 Buildings                     $  233.1    $  22.4    $  7.3     $  .5 (A)   $  248.7
 Machinery & equipment          1,507.2      204.5      38.8      (2.2)(A)    1,670.7
 Land improvements                 45.2        5.3        .2                     50.3
                               --------    -------    ------     -----       --------
                               $1,785.5    $ 232.2    $ 46.3     $(1.7)      $1,969.7
                               ========    =======    ======     =====       ========
Year Ended December 31, 1992:
 Buildings                     $  201.2    $  22.3    $  1.7     $11.3 (B)   $  233.1
 Machinery & equipment          1,369.4      197.5      52.1      (7.6)(C)    1,507.2
 Land improvements                 40.8        4.9        .5                     45.2
                               --------    -------    ------     -----       --------
                               $1,611.4    $ 224.7    $ 54.3     $ 3.7       $1,785.5
                               ========    =======    ======     =====       ========
Year Ended December 31, 1991:
 Buildings                     $  180.1    $  23.1     $ 5.2     $ 3.2 (D)   $  201.2
 Machinery & equipment          1,215.5      187.4      37.6       4.1 (E)    1,369.4
 Land improvements                 35.4        5.5        .1                     40.8
                               --------    -------    ------     -----       --------
                               $1,431.0    $ 216.0    $ 42.9     $ 7.3       $1,611.4
                               ========    =======    ======     =====       ========

(A)    Foreign currency translation adjustment.

(B)    Foreign currency translation adjustment ($.3), acquisitions ($1.3) and inter-account transfers ($9.7).

(C)    Foreign currency translation adjustment ($.8), acquisitions ($1.3) and inter-account transfers ($-9.7).

(D)    Transfer from other assets ($3.5) and foreign currency translation adjustment
       ($-.3).

(E)    Transfer from other assets ($6.4) and foreign currency translation adjustment
       ($-2.3).

                                          THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                       SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                                         December 31, 1993
                                                (All dollar amounts in millions)
Column A                         Column B        Column C     Column D       Column E       Column F            Column G
- - --------                         --------        --------     --------       --------       --------            --------
                                                                                                                Nature of Any
                                                                                                                Default By
                                                                                                                Issuer of Securi-
Name of                                                                                                         ties Guaranteed
Issuer of                                                    Amount                                             in Principal,
Securities                     Title                         Owned                                              Interest,
Guaranteed                     of Issue        Total         By Person      Amount in                           Sinking Fund
By Person                      of Each         Amount        or Persons     Treasury of                         or Redemption
for Which                      Class of        Guaranteed    for Which      Issuer of                           Provisions, or
Statement                      Securities      and Out-      Statement      Securities      Nature of           Payment of
is Filed                       Guaranteed      standing      is Filed       Guaranteed      Guarantee           Dividends
- - --------                       ----------      --------      --------       ----------      ---------           ---------

Cabin Bluff Partners(1)        Bank loan       $150.0          None           None          Principal and       None
                                                                                            interest
Georgia Kraft Company(2)       IDR bonds          2.3          None           None          Principal and       None
                                                                                            interest
Lynchburg Foundry
  Company(3)                   IDR bonds          7.0          None           None          Principal and       None
                                                                                            interest
Northwood Panelboard
Company (affiliate)            IDR bonds          7.0          None           None          Principal and       None
                                                                                            interest
                               Revolving
                                 credit line      3.0          None           None          Principal and       None
                                                                                            interest

TBC Realty(4)                  Promissory Notes  23.3          None           None          Principal and       None
                                                                                            interest
_____________________________

(1)     Mead has a 50% interest in a partnership with Scott Paper Company which has borrowed $300 million under a 10-year loan agreement with The Sumitomo Bank, Limited, New York Branch, which expires in 1998.  The loan, one-half of which has been guaranteed by Mead, may be prepaid any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration for the sale of Brunswick Pulp & Paper
        Company.
(2)     Affiliate of Mead prior to 1988.
(3)     Subsidiary sold in 1983.
(4)     TBC Realty is the lessor of real property to Mead or unaffiliated third parties.  Mead guaranteed all or a portion of the debt owned by TBC Realty in connection with these leases.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE VIII VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in millions)


            Column A               Column B          Column C        Column D    Column E
- - --------------------------------  ----------  --------------------  -----------  ---------
                                                   Additions
                                              --------------------

                                              Charged    Charged                  Balance
                                  Balance at    to       to Other                   at
                                  Beginning   Costs &    Accounts-  Deductions-   End of
Description                       of Period   Expenses   Describe   Describe      Period
- - --------------------------------  ----------  ---------  ---------  -----------  ---------
Year Ended December 31, 1993:
Allowance for doubtful accounts      $ 24.9     $ 12.2       $-0-     $ 12.3 (A)    $ 24.8
                                     ======     ======       ====     ======        ======
Accumulated amortization of good-
  will and other intangibles         $112.9     $ 22.3       $-0-     $  -0-        $135.2
                                     ======     ======       ====     ======        ======

Year Ended December 31, 1992:
Allowance for doubtful accounts      $ 27.9     $ 11.7       $-0-     $ 14.7 (B)    $ 24.9
                                     ======     ======       ====     ======        ======
Accumulated amortization of good-
  will and other intangibles         $ 89.7     $ 23.2       $-0-     $  -0-        $112.9
                                     ======     ======       ====     ======        ======
Year Ended December 31, 1991:
Allowance for doubtful accounts      $ 24.0     $ 16.3       $-0-     $ 12.4 (A)    $ 27.9
                                     ======     ======       ====     ======        ======
Accumulated amortization of good-
   will and other intangibles        $ 70.2     $ 24.5       $-0-      $ 5.0 (C)    $ 89.7
                                     ======     ======       ====     ======        ======

(A)     Accounts charged off, net of recoveries.

(B) Accounts charged off, net of recoveries ($14.6), and allowances of sold business ($.1).

(C)     Accumulated amortization of sold business

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE IX--SHORT-TERM BORROWINGS
(All dollar amounts in millions)
       Column A           Column B   Column C   Column D     Column E     Column F
- - -----------------------  ----------  --------  -----------  -----------  ----------
                                                                         Weighted
                                               Maximum      Average      Average
                                     Weighted  Amount       Amount       Interest
Category of              Balance     Average   Outstanding  Outstanding  Rate
Aggregate Short-         at End of   Interest  During the   During the   During the
Term Borrowings (1)      Period (2)  Rate      Period (3)   Period (4)   Period (5)
- - -----------------------  ----------  --------  -----------  -----------  ----------
December 31, 1993:
   Commercial Paper        $ ---       ---%       $249.3       $148.6        3.3%
   Money Market Loans        46.9      3.3         100.0         54.7        3.3
   Bankers Acceptances       25.0      3.2         100.0         33.7        3.2
   Bank Borrowings -
     Foreign                  8.3      5.8          64.8         37.4        8.1

December 31, 1992:
   Commercial Paper        $102.3      3.8%       $266.0       $205.6        4.0%
   Money Market Loans       172.0      3.7         172.0        112.4        4.0
   Bankers Acceptances       40.2      3.6         119.2         76.0        3.9
   Bank Borrowings -
     Foreign                 64.3      7.7          64.3         47.8        8.8

December 31, 1991:
   Commercial Paper        $133.9      5.4%       $313.1       $197.8        6.4%
   Money Market Loans       182.5      5.2         257.5        172.8        6.1
   Bankers Acceptances       57.4      5.4          75.3         40.4        6.1
   Bank Borrowings -
     Foreign                 39.4      8.6          42.9         38.9        9.1

- - ----------------------

(1)     The terms of short-term borrowings are negotiated at each issuance with interest rates being generally less than the prime rate and maturity not exceeding 270 days.
(2)     Certain short-term borrowings outstanding at the end of each period were classified as long-term debt based upon Mead's credit lines and intent to refinance.
(3)     Maximum amounts for different financing arrangements occurred in different periods and consist of amounts classified as short-term and long-term.
(4)     Average amount outstanding during the period is calculated by aggregating the daily outstanding principal balances and dividing by 360 days.
(5)     Weighted average interest rate during the period is calculated by dividing the actual interest expense by the average amount of debt outstanding during the period as shown in Column E above.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY STATEMENT OF EARNINGS INFORMATION
(All dollar amounts in millions)
                                                                    Year Ended
                                                                   December 31,
                                                          ------------------------------
                                                            1993        1992        1991
                                                          ------      ------      ------

Maintenance and repairs charged to costs and expenses     $182.4      $176.6      $184.3
                                                          ======      ======      ======

Royalties charged to costs and expenses                   $ 58.0      $ 52.0      $ 48.3
                                                          ======      ======      ======

                            THE MEAD CORPORATION

                    EXHIBITS TO FORM 1O-K ANNUAL REPORT

                    FOR THE YEAR ENDED DECEMBER 31, 1993

                               EXHIBIT INDEX

Exhibit
  No.
- - -------
(3)         Articles of Incorporation and Bylaws:

                 (i) Amended Articles of Incorporation of the Registrant adopted May 28, 1987 (incorporated by reference to Exhibit
            (3)(i) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

                 (ii) Regulations of the Registrant, as amended April 23, 1987 (incorporated by reference to Exhibit (3)(ii) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

(4) Instruments defining the rights of security holders, including indentures:

                 (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks (incorporated by reference to Exhibit (4)(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989) and Amendment No. 1 thereto dated as of November 30, 1991 (incorporated by reference to Exhibit (4)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                 (ii) Indenture dated as of July 15, 1982 between the Registrant and Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987 (incorporated by reference to Exhibit (4)(iv) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987), Second Supplemental Indenture dated as of October 15, 1989 (incorporated by reference to Exhibit (4) to Registrant's Current Report on Form 8-K dated October 11, 1989) and Third Supplemental Indenture dated as of November 15, 1991 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1991).

                 (iii) Indenture dated as of February 1, 1993 between the Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1992).

            The total amount of securities authorized under other long-term debt instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

(10)        Material Contracts:

                 (i) Agreement dated as of April 24, 1964 between Northwood Mills Limited, Canamead, Inc., the Registrant and Noranda Mines, Limited and Supplemental Agreements relating thereto dated as of July 2, 1964, April 5, 1965, March 15, 1966, February 1, 1967, December 15, 1970 and April 1, 1974
            (incorporated by reference to Exhibit (10)(v) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1980 included in File No. 1-2267 in the Public Reference Room of the Securities and Exchange Commission in Washington, D.C.).

                 (ii) Pulp Purchase Agreement dated as of April 1, 1965 among Northwood Pulp Limited, the Registrant, Northwood Mills Ltd. and Noranda Mines Limited (incorporated by reference to Exhibit (10)(vi) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1980 included in File No. 1-2267 in the Public Reference Room of the Securities and Exchange Commission in Washington, D.C.).

                 (iii) Rights Agreement dated as of November 1, 1986 between Registrant and The First National Bank of Cincinnati, as Rights Agent, as amended December 29, 1987 and December 9, 1988 (incorporated herein by reference to Registrant's Amendment No. 1 on Form 8, dated November 28, 1986 and Exhibits 28(a) and 28(b) to Registrant's Current Report on Form 8-K dated December 9, 1988).

                 (iv) Amended Board Purchase Agreement dated as of January 4, 1988 among the Registrant, Georgia Kraft Company and Inland Container Corporation (incorporated by reference to Exhibit (1O)(xviii) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

                 (v) Indemnification Agreement dated as of January 4, 1988 among the Registrant, Mead Coated Board, Inc., Temple-Inland Inc., Inland Container Corporation I, Inland Container Corporation, GK Texas Holding Company and Georgia Kraft
            Company (incorporated by reference to Exhibit (1O)(xix) of Registrant's Annual Report on Form 1O-K for the year ended December 31, 1987).

                 (vi) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of December 1, 1988, as amended (incorporated by reference to Exhibit (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and Exhibit (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
            1991).

            The following are compensatory plans and arrangements in which directors or executive officers participate:

                 (vii) 1984 Stock Option Plan of the Registrant, as amended and restated as of January 25, 1990 (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989), and Amendment dated January 23, 1992 (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                 (viii) 1991 Stock Option Plan of the Registrant
            (incorporated by reference to Exhibit (10)(xxi) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                 (ix) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), as amended October 29, 1988 (incorporated by reference to Exhibit
            (10)(vi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (x) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987 (incorporated by reference to Exhibit (1O)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and Exhibit (10)(ix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (xi) Excess Benefit Plan of the Registrant (1988 Restatement), dated October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                 (xii) Supplemental Executive Retirement Plan (formerly The Mead Management Income Parity Plan) effective January 1, 1985, as amended and restated as of July 1, 1992 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                 (xiii) Form of Indemnification Agreement between Registrant and each of Samuel S. Benedict, John C. Bogle, John
            G. Breen, Vincent L. Gregory, Jr., William E. Hoglund, Barbara
            C. Jordan, Steven C. Mason, Charles S. Mechem, Jr., Paul F. Miller, Jr., William S. Shanahan, Thomas B. Stanley, Jr. and Lee J. Styslinger, Jr. (incorporated herein by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

                 (xiv) Form of Severance Agreement between Registrant and each of Steven C. Mason and Samuel S. Benedict (incorporated herein by reference to Exhibit (10)(xvi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and Exhibit (10)(xii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (xv) Form of Severance Agreement between Registrant and each of William R. Graber, Elias M. Karter, Charles J. Mazza, Wallace 0. Nugent, Thomas E. Palmer and other key employees (incorporated by reference to Exhibit (10)(xiii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                 (xvi) Benefit Trust Agreement dated January 9, 1987 between Registrant and Society Bank, National Association (incorporated herein by reference to Exhibit (1O)(xviii) to Registrant's Annual Report on Form 1O-K for the year ended December 31, 1986), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and January 24, 1991 (incorporated by reference to Exhibit
            (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                 (xvii) Restricted Stock Plan effective December 10, 1987, as amended through July 23, 1992 (incorporated by reference to Exhibit (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                 (xviii)  Deferred Compensation Plan for Directors of the
            Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

                 (xix)  1985 Supplement to Registrant's Deferred
            Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit
            (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

                 (xx) Directors Retirement Plan, effective October 27, 1990 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                 (xxi) Form of Executive Life Insurance Policy for Key Executives (incorporated by reference to Exhibit (10) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1991).

                 (xxii) The "Direction 2000" Executive Incentive Plan, dated April 21, 1993 (incorporated by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4, 1993).

                 (xxiii)  Mead Management Incentive Plan for 1993
            (incorporated by reference to Exhibit 10(ii) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4, 1993).

(11)        Calculation of Earnings per Share.

(12)        Ratio of Earnings to Fixed Charges.

(21)        List of significant subsidiaries of the Registrant.

(23)        Consent of Independent Auditors.