Form 10-Q
period 1994-05-13
MEAD CORP
filed 1994-05-13
CIK 64394

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1994


                                    OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _____________

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



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No   .
                                               ---  ---

  The number of Common Shares outstanding at April 3, 1994 was 59,278,185.

================================================================================

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              --------------------------------------------------
                     QUARTERLY PERIOD ENDED APRIL 3, 1994
                     ------------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
BALANCE SHEETS
- --------------
(All dollar amounts in millions)
                                             April 3,   Dec. 31,
                                               1994       1993
                                             --------    --------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                  $   10.9    $    9.3
  Accounts receivable                           633.1       598.2
  Inventories                                   491.9       446.8
  Other current assets                           74.2        77.0
                                             --------    --------
          Total current assets                1,210.1     1,131.3

Investments and other assets:
  Investees                                      72.9        65.1
  Other assets                                  562.0       555.2
                                             --------    --------
                                                634.9       620.3

Property, plant and equipment                 4,452.9     4,382.6
Less accumulated depreciation and
 amortization                                (2,018.7)   (1,969.7)
                                             --------    --------
                                              2,434.2     2,412.9
                                             --------    --------
          Total assets                       $4,279.2    $4,164.5
                                             ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable                              $  164.2    $
  Accounts payable                              292.0       350.3
  Accrued liabilities                           321.1       348.7
  Current maturities of long-term debt           13.6        12.5
                                             --------    --------
          Total current liabilities             790.9       711.5

Long-term debt                                1,368.8     1,368.8

Deferred items                                  527.1       506.2

Shareowners' equity:
  Common shares                                 176.8       176.5
  Additional paid-in capital                     29.4        26.3
  Foreign currency translation adjustment        (7.2)       (7.7)
  Net unrealized gain on securities               6.8         9.1
  Retained earnings                           1,386.6     1,373.8
                                             --------    --------
                                              1,592.4     1,578.0
                                             --------    --------
          Total liabilities and
           shareowners' equity               $4,279.2    $4,164.5
                                             ========    ========

                  See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF EARNINGS
- ----------------------
(All amounts in millions, except per share amounts)


                                     First Quarter Ended
                                     --------------------
                                     April 3,    April 4,
                                       1994        1993
                                     --------    --------
Net sales                            $1,155.6    $1,135.5
Cost of products sold                   919.4       910.6
                                     --------    --------
  Gross profit                          236.2       224.9

Selling, administrative and
 research expenses                      176.5       170.8
                                     --------    --------
  Earnings from operations               59.7        54.1

Other revenues (expenses) - net          (7.9)         .8
Interest and debt expense               (24.6)      (24.4)
                                     --------    --------
  Earnings before income taxes           27.2        30.5

Income taxes                             11.0        11.7
                                     --------    --------
   Earnings before equity in net
    earnings of investees                16.2        18.8

Equity in net earnings of investees      11.4         6.8
                                     --------    --------

  Net earnings                      $    27.6   $    25.6
                                     ========    ========
  Net earnings per common and
   common equivalent share              $ .46       $ .43
                                        =====       =====

Cash dividends per common share         $ .25       $ .25
                                        =====       =====
Average common and common equivalent
 shares outstanding (millions)           59.8        59.4
                                        =====       =====

               See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF CASH FLOWS
- ------------------------
 (All dollar amounts in millions)

                                                          First Quarter Ended
                                                          --------------------
                                                          April 3,  April 4,
                                                            1994      1993
                                                           ------    ------
Cash flows from operating activities:
  Net earnings                                             $ 27.6    $ 25.6
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                           57.4      63.7
    Depreciation and amortization of other assets            12.6      13.2
    Deferred income taxes                                    10.1      12.5
    Investees-earnings and dividends                         (9.0)     (5.0)
    Other                                                     9.1      (4.1)
  Change in assets and liabilities:
    Accounts receivable                                     (34.9)    (26.4)
    Inventories                                             (45.1)    (55.2)
    Other current assets                                     (2.7)     13.1
    Accounts payable and accrued liabilities                (85.9)    (84.9)
  Cash provided by (used in) discontinued operations          (.9)       .3
                                                           ------    ------
      Net cash (used in) operating activities               (61.7)    (47.2)
                                                           ------    ------

Cash flows from investing activities:
  Capital expenditures                                      (80.7)    (52.4)
  Additions to equipment rented to others                   (13.1)     (9.8)
  Investments in and advances to investees                    (.3)      (.3)
  Other                                                       3.8      (3.5)
                                                           ------    ------
      Net cash (used in) investing activities               (90.3)    (66.0)
                                                           ------    ------

Cash flows from financing activities:
  Additional borrowings                                     168.6     187.9
  Payments on borrowings                                   (167.8)   (187.3)
  Notes payable                                             164.2     120.4
  Cash dividends paid                                       (14.8)    (14.7)
  Common shares issued                                        3.4       5.4
                                                           ------    ------
      Net cash provided by financing activities             153.6     111.7
                                                           ------    ------
Increase (decrease) in cash and cash equivalents              1.6      (1.5)
Cash and cash equivalents at beginning of year                9.3      18.4
                                                           ------    ------
Cash and cash equivalents at end of quarter                $ 10.9    $ 16.9
                                                           ======    ======

                       See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1993 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        April 3,    Dec. 31,
                                          1994        1993
                                         ------      ------
Finished and semi-finished products      $354.3      $301.3
Raw materials                              73.7        81.0
Stores and supplies                        63.9        64.5
                                         ------      ------
                                         $491.9      $446.8
                                         ======      ======

D - INVESTEES

Summarized operating data for Northwood Forest Industries, Ltd. are in the following table and Mead's 50% share of net earnings is included in the financial statements:

                                        First Quarter Ended
                                        --------------------
                                        April 3,    April 4,
                                          1994        1993
                                        --------    --------

Revenues                                 $130.5      $131.9
                                         ======      ======
Gross profit                             $ 29.5      $ 16.7
                                         ======      ======
Net earnings                             $ 16.7      $  6.9
                                         ======      ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                        First Quarter Ended
                                        --------------------
                                        April 3,    April 4,
                                          1994        1993
                                        --------    --------

Cash paid for:
  Interest                               $ 32.6      $ 30.9
                                         ======      ======
  Income taxes                           $  1.8
                                         ======

F - LONG-TERM DEBT

Long-term debt at April 3, 1994, includes $244.6 million of short-term borrowings which have been classified as long-term debt since the company has the intent to consummate these transactions on a long-term basis and has the ability to do so under the existing $550 million bank credit agreement. After reduction for these financings, the company has unused lines of credit of $305.4 million.

G - CHANGE IN ACCOUNTING ESTIMATE

Effective January 1, 1994, the depreciable lives of certain paper mill equipment were changed to 20 years from 16 years to more closely reflect the current service lives of the assets. The effect of the change was to increase net earnings by $6.5 million ($.11 per share) in the first quarter of 1994.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

Net Sales
- ---------
Net sales for the first quarter of 1994 were $1.156 billion, up slightly from $1.136 billion for the same period of 1993. Weak, and in some instances declining prices, in most of Mead's markets along with excess capacity in several product lines affected sales for the period. Additionally, the general economic recovery has been slow and uneven. The European and Japanese economies continue to be depressed.

Operating Costs and Expenses
- ----------------------------
Gross profit as a percentage of sales improved to 20.4% in the first quarter of 1994 from 19.8% a year earlier. In the first quarter of 1994, Mead decided to lengthen the depreciable life of certain paper mill equipment to 20 years from 16 years, a change that more closely reflects the current life of these assets and brings Mead in line with common practice in the industry. This change had the effect of increasing net earnings by $10.7 million ($6.5 million after tax, or 11 cents per share). Without this change, gross profit as a percent of sales would have declined slightly to 19.5% in the first quarter of 1994. The pressures on selling prices were almost totally offset by productivity improvements throughout the company.

Selling, administrative and research expenses for the first quarter of 1994 were $176.5 million, a $5.7 million increase over the comparable period of 1993. The increase is due primarily to efforts at Mead Packaging to penetrate new markets, and additional expenses related to cost reduction activities at several divisions, most notably Zellerbach. These additional expenses were partially offset by lower expenses at Mead Data Central. During the first quarter of last year, MDC had invested significant amounts in its sales, marketing and research programs.

Other Revenues (Expenses) - Net
- -------------------------------
Other (expenses) were $(7.9) million in the first quarter of 1994 compared to other revenues of $.8 million in the first quarter of 1993. During the first quarter of 1994, the Federal Reserve increased the federal funds rate causing a decline in the bond market. The company had interest rate options which were correlated to the yields on long-term bonds. As a result, other revenues (expenses) - net for 1994 includes $12.1 million ($7.4 million after tax, or 12 cents per share) in losses relating to adjustments to market for these financial instruments, principally resulting from a one-time loss on the close-out of a leveraged written option embedded in an interest rate swap transaction with Bankers Trust Company. The risk of loss from future adjustments to market of the financial instruments the company currently uses is not significant in the opinion of management.

Interest and Debt Expense
- -------------------------
First quarter 1994 interest and debt expense was $24.6 million compared to $24.4 million for the first quarter 1993.

Equity in Net Earnings of Investees
- -----------------------------------
Earnings contributed by Mead's investees, primarily its jointly-owned Northwood companies, increased to $11.4 million for the first quarter of 1994 compared to $6.8 million for the comparable quarter of 1993. Strong prices for wood products, rising prices for pulp and improved pulp mill operations all contributed to the increase.

Financial Data by Business
- --------------------------
Comparisons between 1994 and 1993 earnings in the following discussion have been made prior to the depreciation expense effect of the change in asset lives.

Both sales and earnings declined in the Paper segment compared to first quarter 1993 amounts due to lower volume and continuing low or declining prices for uncoated grades. Sales were down approximately 5% and earnings down 9% compared to the same quarter of 1993. Continued improved operations at Mead's two largest paper mills in Escanaba, Michigan, and Chillicothe, Ohio, helped mitigate the adverse effects of price and volume throughout the segment. Mead expects that pressure on prices and tonnage will continue in the Paper segment.

Sales for the Packaging and Paperboard segment increased about 3% in the first quarter of 1994 compared to the first quarter of 1993, but earnings decreased about 23% compared to the first quarter of 1993. The increase in sales came from the Mead Coated Board Division due, in part, to the Division's two sawmill operations. Mead Containerboard's sales were level with those of the first quarter of 1993 despite declining prices for corrugated boxes. Domestic sales of Mead Packaging are ahead of last year, but continued weakness in European and Japanese economies caused foreign sales to decline. Mead expects prices for coated board and beverage packaging to remain uncertain in the short term. Mead Containerboard reports that a recent price increase in corrugated medium appears to be holding.

In the Distribution and School and Office Products segment, sales increased about 2% in the first quarter of 1994 as compared to the same period of 1993. The increase came from Mead's Zellerbach distribution business. The first quarter is essentially the "off-season" for Mead School and Office Products. Their sales are somewhat behind 1993 levels due, in part, to retailers' efforts in managing their own inventories, but earnings are essentially equal to last year. The division is encouraged by the early response to its "back-to-school" season. Zellerbach's earnings are behind 1993 levels because of weak paper prices and additional restructuring costs.

Investments made by Mead Data Central (MDC) in the first half of 1993 contributed to the Electronic Publishing segment's first quarter 1994 sales and earnings improvements over the comparable period in 1993. First quarter 1994 sales were 14% above the first quarter of 1993, and earnings increased substantially. Part of the earnings improvement arose due to certain intangible assets related to a previous acquisition becoming fully amortized by the end of 1993. Amortization expense was, therefore, lower in the first quarter of 1994 than in 1993. MDC also had incurred significant expenses in the first half of 1993 to enhance its sales, marketing and research programs. New products, cost reductions and the results of its strengthened sales force accounted for the rest of the earnings improvement.

Liquidity and Capital Resources
- -------------------------------
Mead's consolidated working capital at April 3, 1994 was $419.2 million in comparison to $419.8 million at December 31, 1993. The seasonal increase in inventories for Mead School and Office Products was financed through short-term borrowings. The current ratio declined to 1.5 at April 3, 1994 as compared to 1.6 at the prior fiscal year end.

Borrowed capital (long-term debt) as a percent of total capital
(long-term debt plus shareowners' equity) decreased from 46.4% at December 31, 1993 to 46.2% at April 3, 1994.

Capital expenditures for the first quarter totaled $80.7 million as compared to $52.4 million for the first quarter of 1993. Much of the 1994 spending was at the Escanaba, Michigan, and Chillicothe, Ohio, paper mills to upgrade Mead's coated paper system.

The Company uses various financial instruments, including derivative products, with off-balance sheet risk, to manage its interest rate exposure. These derivatives include options, forward contracts and interest-rate swaps. The current derivative portfolio includes:

      (A) Interest rate caps with a notional amount of $400 million having an average strike rate of 10.1% and an average maturity of 4.9 years. Purchased caps give the Company the right to receive a payment to offset any increase in interest rates above strike rates. The Company uses caps to protect its floating rate debt from abnormal rate increases such as those experienced in the early 1980's.

      (B) Interest rate swaps with a notional amount of $275 million convert a floating rate liability into a fixed rate liability for one party and achieves the reverse for the other party. These swap agreements do not involve a transfer of any principal dollars, only the exchange of interest payments for a specified period. The Company uses swaps to adjust its mix of fixed and floating rate debt. The average fixed interest rate received is 5.8% for an average maturity of 3.5 years and the average fixed interest rate paid is 8.4% for an average maturity of 5.1 years.

In the opinion of management, the risk of loss to the Company in the event of nonperformance by any counterparty under these agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's with the majority of the contracts executed with counterparties rated AA or higher by both agencies.

At the end of the first quarter, the Company paid a fixed rate or variable rate subject to a capped rate on 68% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.07 change in net earnings per share for the year. The market value of the long-term debt, excluding capital leases, at quarter-end exceeded the book value by $1.6 million while the market value at year-end exceeded the book value by $43.8 million.

The Company reported a $7.4 million loss after tax for the quarter from derivatives used to manage debt interest rates, including termination of a leveraged written option embedded in an interest rate swap. Although the loss on these transactions has been recorded by the end of the first quarter, actual cash payments will be made over the next 6-1/2 years. The swap, including the option, was written in connection with the Company's overall policy to manage exposure to fluctuations of interest rates.

The Company also uses foreign currency options and forward contracts to reduce the Company's risk due to foreign currency exchange rate movement. Gains and losses on these contracts generally offset losses and gains on the assets, liabilities and transactions being hedged. These financial instruments are used to minimize exposure and to reduce risk from exchange rate fluctuations in the regular course of the Company's global business. Based on the opinion of management, no material exposure exists in any of these instruments.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.     LEGAL PROCEEDINGS
            -----------------
      Reference is made to the third paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, regarding a declaratory judgment action filed by Mead against the U. S. Navy. Mead filed a Renewed Motion for Partial Summary Judgment on April 21, 1994 as to the liability of the U. S. Navy and cited additional documents in support.

      Reference is made to the seventh paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, regarding alleged air violations at the Mead Publishing Paper mill in Escanaba, Michigan. A settlement was reached with USEPA in April, 1994. Mead agreed to pay a fine of $85,000, to make minor changes to some equipment and operating procedures and to provide certain reports to USEPA in settlement of this proceeding.

      In March, 1994, Mead received a Notice of Violation from USEPA for alleged Violations of the Ohio State Implementation Plan
("SIP") under the Clean Air Act. USEPA alleges that on two occasions emissions of particulate matter from one of the boilers at the Mead Fine Paper mill in Chillicothe, Ohio exceeded levels allowed under the SIP. USEPA and Mead are discussing these allegations, and Mead does not believe that this proceeding will have a material adverse effect on the Company.

      Mead has been informed by Ohio EPA that it is contemplating an enforcement action seeking penalties from Mead for various alleged, unrelated air violations at the Mead Fine Paper mill in Chillicothe, Ohio dating back to 1989. The alleged violations concern particulate emissions from a coal-fired boiler in 1989, the absence of a permit for the facility's chlorine unloading station and the untimely installation of equipment to control odors. Ohio EPA and Mead are discussing these allegations, and Mead does not believe that any such proceeding will have a material adverse effect on the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (10)  Material Contracts:

                  (1) Mead Management Incentive Plan for 1994 in which executive officers participate.

                  (2) Restricted Stock Plan effective December 10, 1987, as amended through April 28, 1994.

                  (3)   Lease Agreement between The Industrial
                        Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993.

            (11.1), (11.2), (11.3)  Calculations of Net Earnings per
            Share.

      (b) No current reports on Form 8-K were filed with the Commission in the first quarter of 1994.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       May 13, 1994


THE MEAD CORPORATION
- --------------------
   (Registrant)



By  J. D. Fuller
    -----------------------------
    J. D. Fuller
    Controller and
    Chief Accounting Officer




























QUARTERLY\FORM10Q.WP
051294