Form 10-K/A
period 1993-12-31
MEAD CORP
filed 1994-05-31
CIK 64394

================================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              FORM 10-K/A
   [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1993
                                  OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _______________ to ______________
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
   Registrant's telephone number, including area code: 513-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
       Title of Each Class                  on which Registered
       -------------------                  ---------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                          _________________________

         As of January 27, 1994, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,749,360,000 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1993 to include the following information and financial statements required by Form 11-K with respect to The Mead Salaried Savings Plan (the "Plan") for the year ended December 31, 1993:

THE MEAD SALARIED SAVINGS PLAN

TABLE OF CONTENTS
- - ----------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS:

 Statement of Net Assets Available for Benefits
  as of December 31, 1993                                                      2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1993                                3

NOTES TO FINANCIAL STATEMENTS                                                4-6

SUPPLEMENTAL SCHEDULES:

 Schedule of Reportable Transactions in Excess
  of Five Percent of the Current Value of Plan
  Assets for the Year Ended December 31, 1993                                7-9

 Schedule of Assets Held for Investment as of
  December 31, 1993                                                        10-14


EXHIBITS:

 Independent Auditors' Consent                                                15

 Signatures                                                                   16

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Salaried Savings Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Salaried Savings Plan (the Plan) as of December 31, 1993 and 1992, and the related statement of changes in net assets available for benefits for the year ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities and investments owned at December 31, 1993 and 1992, by correspondence with the trustee, State Street Bank & Trust Company. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1993 and 1992, and the changes in net assets available for benefits for the year ended December 31, 1993, in conformity with generally accepted accounting principles.
As discussed in Note D to the financial statements, the Plan changed its method of accounting for benefits payable to participants who have withdrawn from participation in the plan.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1993 and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1993, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE

Dayton, Ohio
April 7, 1994

THE MEAD SALARIED SAVINGS PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1993 AND DECEMBER 31, 1992

                                           DECEMBER 31,    DECEMBER 31,
                                               1993            1992
                                          --------------  --------------
ASSETS
- - ----------------------------------------
Investments in securities (Note E):
  Mead Common Shares                       $140,636,047    $117,045,000
  Other                                     112,388,444      86,009,153
Investments in Federal Agency Obligations    52,795,556      58,456,587
Loans to Participants                         9,982,447       7,182,162
Cash and temporary cash investments           7,249,947       1,102,627
Due from employer                             3,446,071       3,095,399
Interest and dividends receivable               955,880         694,870
                                          --------------  --------------
Net Assets                                  327,454,392     273,585,798
                                          --------------  --------------


LIABILITIES
- - ----------------------------------------
Distributions due to Plan participants
  (Note D)                                                    2,209,027
                                          --------------  --------------
Net Assets Available for Benefits          $327,454,392    $271,376,771
                                          ==============  ==============

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE
FOR BENEFITS FOR THE YEAR ENDED DECEMBER 31, 1993
                              INTEREST         EQUITY          EQUITY       MEAD COMMON        LOAN
                            INCOME FUND     GROWTH FUND     INCOME FUND      STOCK FUND       ACCOUNT         TOTAL
                           --------------  --------------  --------------  --------------  -------------  -------------
INCREASES IN NET
  ASSETS:
  Contributions:
   Employees                  $6,701,408      $9,683,262      $6,153,314      $5,976,380     $            $ 28,514,364
   Employee rollovers
    from other plans             669,958         411,896         217,091         817,561                     2,116,506
   Employer                                                                   12,128,135                    12,128,135
  Investment Income:
   Dividends on Mead
    Common Shares                                                              3,112,365                     3,112,365
   Interest                    2,731,413             825             544          25,465                     2,758,247
   Other dividends                             7,273,005       3,562,078                                    10,835,083
  Net gain on sale of
   investments                    91,438         133,678         150,277       1,345,704                     1,721,097
  Unrealized appreciation
   on investments                145,916         432,853       1,785,816      16,949,795                    19,314,380
                           --------------  --------------  --------------  --------------  -------------  -------------
TOTAL INCREASES               10,340,133      17,935,519      11,869,120      40,355,405                    80,500,177

DECREASES IN NET ASSETS:

  Distributions to
   withdrawing, terminated
   or deceased employees       6,547,290       4,930,527       3,263,246      11,122,637                    25,863,700
  Administrative Fees            254,596         133,862          99,915         279,510                       767,883
  Interfund Transfers          2,544,601      (2,796,001)     (2,346,793)      4,940,117     (2,341,924)
                           --------------  --------------  --------------  --------------  -------------  -------------
TOTAL DECREASES                9,346,487       2,268,388       1,016,368      16,342,264     (2,341,924)    26,631,583
                           --------------  --------------  --------------  --------------  -------------  -------------

NET INCREASE IN NET ASSETS
  BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE                      993,646      15,667,131      10,852,752      24,013,141      2,341,924     53,868,594

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE (Note D)             547,216         564,444         469,594         627,773                     2,209,027
                           --------------  --------------  --------------  --------------  -------------  -------------
NET INCREASE
  IN NET ASSETS                1,540,862      16,231,575      11,322,346      24,640,914      2,341,924     56,077,621

NET ASSETS -
   Beginning of Year          60,233,141      50,559,093      35,880,945     117,521,430      7,182,162    271,376,771
                           --------------  --------------  --------------  --------------  -------------  -------------
NET ASSETS -
   End of Year               $61,774,003     $66,790,668     $47,203,291    $142,162,344     $9,524,086   $327,454,392
                           ==============  ==============  ==============  ==============  =============  =============
See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1993 AND 1992 AND
FOR THE YEAR ENDED DECEMBER 31, 1993


A.       PLAN DESCRIPTION

The Mead Salaried Savings Plan (the "Plan") permits employees of The Mead Corporation (Mead) to participate in a program of personal savings. Generally, employees who are not covered by a collective bargaining agreement are eligible to participate in this Plan.

Employees may authorize a payroll withholding of up to 16% of compensation as a contribution to the Plan. During the years ended December 31, 1993 and 1992, Mead's contributions were 60% of each dollar contributed on the first 3% of the participant's gross pay and 40% of each dollar contributed on the next 3% of the participant's eligible gross pay. Mead may make an additional discretionary contribution each year in an amount determined by its Board of Directors. No such discretionary contribution was made in the year ended December 31, 1993 or 1992. Employee and employer contributions are at all times fully vested and nonforfeitable.

During the years ended December 31, 1993 and 1992, participants could direct their contributions to different funds of the Plan as described below:

         Interest Income Fund - Contributions to the Interest Income Fund are invested in diversified high quality, income producing, short-term investments, primarily U.S. Treasury and Government Agency obligations.

         Equity Growth Fund - Contributions are invested in the
         Twentieth Century Select Investors Fund managed by Investors Research Corporation. The Twentieth Century Select Investors Fund invests in a diversified equity portfolio with capital growth as its primary objective.

         Equity Income Fund - Contributions to the Equity Income Fund are invested in the Vanguard Equity Income Fund, which is managed by The Vanguard Group of Investment Companies. The Vanguard Equity Income Fund is a diversified equity portfolio consisting primarily of income producing securities.

         Mead Common Stock Fund - Contributions are invested in Common Shares of The Mead Corporation. All employer matching contributions are made to this fund.

At December 31, 1993, there were approximately 10,000 participants in the Plan, of whom 6,000 had invested in the Interest Income Fund, 7,100 in the Equity Growth Fund, 6,100 in the Equity Income Fund and 10,000 in the Mead Common Stock Fund. Expenses for administering the Plan, including the compensation and expenses of the Plan trustee and trading costs, are paid out of the funds of the Plan. Certain internal administrative expenses are paid by Mead.

Mead reserves the right to terminate the Plan at any time, subject to Plan provisions. Upon such termination of the Plan, the remaining assets in the Plan, net of expenses properly charged thereto, shall be distributed to participants or their beneficiaries in cash based upon their interests in the Plan at the termination date.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Realized and Unrealized Gains and Losses on Investments - Realized gains and losses are determined on a first-in, first-out basis utilizing a revalued cost which is calculated based on beginning of the year market values, or purchase price if acquired during the year. Unrealized appreciation (depreciation) is calculated as market value at the end of the year less market value at the beginning of the year, or purchase price if acquired during the year.

Investments - Investments are stated at fair value as measured by readily available market prices.

C.       TAXES

The Plan is a "qualified cash or deferred arrangement" under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). All income of the Plan will be distributed to the participants, and no income is taxable to the Plan. Generally, the first 10% of contributed employee compensation, the Mead matching contributions and Plan earnings are not taxable until disbursed to the participants.

D.   BENEFITS PAYABLE

In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans". The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. At December 31, 1993, net assets available for benefits includes benefits of $6,273,706 due to participants who have withdrawn from participation in the Plan.

E.       NET ASSETS AVAILABLE FOR BENEFITS BY INVESTMENT PROGRAM

DECEMBER 31, 1993
                             NUMBER        INTEREST        EQUITY         EQUITY       MEAD COMMON        LOAN
                            OF SHARES     INCOME FUND    GROWTH FUND    INCOME FUND     STOCK FUND       ACCOUNT         TOTAL
                           -----------   -------------  -------------  -------------  --------------  -------------  --------------
ASSETS

Investments in securities:
  Mead Common Shares        3,179,828     $               $              $             $140,636,047    $               $140,636,047
  Twentieth Century Select
     Investors Fund         1,668,099                      65,823,196                                                    65,823,196
  Vanguard Equity Income
     Fund                   3,408,876                                     46,565,248                                     46,565,248
Investments in Federal
  Agency Obligations                       52,795,556                                                                    52,795,556
Loans to Participants                                                                                    9,982,447        9,982,447
Cash and temporary cash
  investments                               7,235,495          6,911          5,131           2,410                       7,249,947
Due from employer                             786,985        960,483        632,854       1,524,110       (458,361)       3,446,071
Interest and dividends
  receivable                                  955,967             78             58            (223)                        955,880
                                         -------------  -------------  -------------  --------------  -------------   --------------
NET ASSETS                                $61,774,003    $66,790,668    $47,203,291    $142,162,344     $9,524,086     $327,454,392
                                         =============  =============  =============  ==============  =============   ==============

December 31, 1992
                             NUMBER        INTEREST        EQUITY         EQUITY       MEAD COMMON        LOAN
                            OF SHARES     INCOME FUND    GROWTH FUND    INCOME FUND     STOCK FUND       ACCOUNT          TOTAL
                           -----------   -------------  -------------  -------------  --------------  -------------   --------------
ASSETS

Investments in securities:
  Mead Common Shares        3,060,000     $              $              $              $117,045,000    $               $117,045,000
  Twentieth Century Select
     Investors Fund         1,296,807                     50,212,384                                                     50,212,384
  Vanguard Equity Income
     Fund                   2,770,648                                    35,796,769                                      35,796,769
Investments in Federal
  Agency Obligations                       58,456,587                                                                    58,456,587
Loans to Participants                                                                                    7,182,162        7,182,162
Cash and temporary cash
  investments                               1,074,802                            52          27,773                       1,102,627
Due from employer                             555,155        911,148        553,713       1,075,383                       3,095,399
Interest and dividends
  receivable                                  693,813              5              5           1,047                         694,870
                                         -------------  -------------  -------------  --------------  -------------   --------------
                                           60,780,357     51,123,537     36,350,539     118,149,203      7,182,162      273,585,798
                                         -------------  -------------  -------------  --------------  -------------   --------------
LIABILITIES

Distributions due to Plan
  participants                                547,216        564,444        469,594         627,773                       2,209,027
                                         -------------  -------------  -------------  --------------  -------------   --------------
NET ASSETS                                $60,233,141    $50,559,093    $35,880,945    $117,521,430     $7,182,162     $271,376,771
                                         =============  =============  =============  ==============  =============   ==============

The Mead Salaried Savings Plan
Schedule of Reportable Transactions
For the Year Ended December 31, 1993
                                ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                           From January 1, 1993 to December 31, 1993
                                       Beginning Net Asset Value:    $272,242,841.55
                                           5% of Net Asset Value:    $ 13,612,142.08
- - --------------------------------------------------------------------------------------------------------------------------

  Asset ID       Security Description                              Maturity Date
# of Purchases      Purchase Cost        # Sales     Rate          Sale Proceeds         Total #   Total Cost and Proceeds
- - --------------------------------------------------------------------------------------------------------------------------

Common and Preferred
- - --------------------
582834107    Mead Corp
    30             10,765,412.37           22                      5,469,864.19            52            16,235,276.56

582836995    Mead Loan Account
    23              5,123,047.48           45                     14,057,547.43            68            19,180,594.91

901289207    Twentieth Century Invts Inc
    33             14,261,742.67           34                        807,639.94            67            15,069,382.61


Common and Preferred Totals
- - ---------------------------
    86             30,150,202.52          101                     20,335,051.56           187            50,485,254.08

The Mead Salaried Savings Plan
Schedule of Reportable Transactions
For the Year Ended December 31, 1993


                                  ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                             From January 1, 1993 to December 31, 1993
                                         Beginning Net Asset Value:    $272,242,841.55
                                             5% of Net Asset Value:    $ 13,612,142.08
- - --------------------------------------------------------------------------------------------------------------------------
  Asset ID       Security Description                              Maturity Date
# of Purchases      Purchase Cost        # Sales     Rate          Sale Proceeds         Total #   Total Cost and Proceeds
- - --------------------------------------------------------------------------------------------------------------------------

Fixed Income
- - --------------------
912827G63    United States Treas Nts               4.250              8/31/94
    2               6,993,386.74           2                      14,053,847.66            4            21,047,234.40

912827J60    United States Treas Nts               4.625              2/15/96
    1               8,448,562.50           1                       8,423,625.00            2            16,872,187.50

912827K27    United States Treas Nts               3.875              3/31/95
    2              15,533,515.62           1                         999,687.50            3            16,533,203.12

Fixed Income Totals
- - ---------------------------
    5              30,975,464.86           4                      23,477,160.16            9            54,452,625.02

The Mead Salaried Savings Plan
Schedule of Reportable Transactions
For the Year Ended December 31, 1993
                                 ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                             From January 1, 1993 to December 31, 1993
                                         Beginning Net Asset Value:    $272,242,841.55
                                             5% of Net Asset Value:    $ 13,612,142.08
- - --------------------------------------------------------------------------------------------------------------------------

  Asset ID       Security Description                              Maturity Date
# of Purchases      Purchase Cost        # Sales     Rate          Sale Proceeds         Total #   Total Cost and Proceeds
- - --------------------------------------------------------------------------------------------------------------------------

Common and Preferred
- - --------------------
     86             30,150,202.52          101                     20,335,051.56           187            50,485,254.08

Fixed Income
- - -------------------
     5             30,975,464.86           4                      23,477,160.16             9            54,452,625.02

Short Term
- - -------------------
     0                      0.00           0                               0.00             0                     0.00

Reportable Transaction Totals
- - -----------------------------
     91             61,125,667.38          105                     43,812,211.72           196           104,937,879.10


Non-reportable Transaction Totals
- - ---------------------------------
     268            128,863,931.35          285                     115,077,829.05          553           243,941,760.40

The Mead Salaried Savings Plan
Schedule of Assets Held for Investment
As of December 31, 1993
                                                       Composite
                                             ERISA 5500 Position Appraisal
- - --------------------------------------------------------------------------------------------------------------------------
Security Description                    Historic                Market
Fund          Units                      Book Cost               Value
- - --------------------------------------------------------------------------------------------------------------------------

Corporate Stocks - Common
- - --------------------------
582834107     Mead Corp                      COM
C100          3,179,828                  104,698,235            140,636,047

The Mead Salaried Savings Plan
Schedule of Assets Held for Investment
As of December 31, 1993
                                                                            Composite
                                                                   ERISA 5500 Position Appraisal
                    ----------------------------------------------------------------------------------------------------------------
                    Security Description                    Historic                Market
                    Fund          Units                      Book Cost               Value
                    ----------------------------------------------------------------------------------------------------------------

                    Loans To Participants - Other
                    -----------------------------
                    702115999     Participants Loans
                    C103          9,982,447                  9,982,447              9,982,447

The Mead Salaried Savings Plan
Schedule of Assets Held for Investment
As of December 31, 1993
                                                                            Composite
                                                                   ERISA 5500 Position Appraisal
                    ----------------------------------------------------------------------------------------------------------------
                    Security Description                    Historic                Market
                    Fund          Units                      Book Cost               Value
                    ----------------------------------------------------------------------------------------------------------------

                    Registered Investment Company
                    -----------------------------
                    901289207     Twentieth Centy Invs Inc   Select Invs Sh
                    C101          1,668,099.252              59,328,254.42           65,823,196.48

                    921921102     Vanguard Equity Income Fd Inc
                    C106          3,408,876.16               39,012,178.90           46,565,248.37

                                  -------------              -------------          --------------
                                  5,076,975.41               98,340,433.32          112,388,444.85

The Mead Salaried Savings Plan
Schedule of Assets Held for Investment
As of December 31, 1993
                                                                            Composite
                                                                   ERISA 5500 Position Appraisal
                    ----------------------------------------------------------------------------------------------------------------
                    Security Description                    Historic                      Market
                    Fund          Units                      Book Cost                     Value
                    ----------------------------------------------------------------------------------------------------------------

                    Corp. Debt Instr. - All Other
                    -----------------------------
                    147440AF8     Case Equip Ln Tr           Ser 93 Cl A2        4.400 11/15/1998
                    C104          2,000,000.00               1,996,562.50                  2,008,740.00

                    36187WAA6     GMAC 93 B Grantor Trust    1993 B Cl A         4.000 09/15/1998
                    C104          2,187,026.88               2,183,746.35                  2,181,559.31

                    486672II1     Swedish Natl Hsing         8.75Pct Nts 24Jan95 USD10000 8.750 01/24/1995
                    C104          3,450,000.00               3,681,046.50                  3,618,187.50

                                  ------------               ------------                  ------------
                                  7,637,026.88               7,861,355.35                  7,808,486.81

The Mead Salaried Savings Pl
Schedule of Assets Held for Investment
As of December 31, 1993
                                                                            Composite
                                                                   ERISA 5500 Position Appraisal
                    ----------------------------------------------------------------------------------------------------------------
                    Security Description                    Historic                      Market
                    Fund          Units                      Book Cost                     Value
                    ----------------------------------------------------------------------------------------------------------------

                    U.S. Government Securities
                    --------------------------
                    313313RS9     Fed Farm Cr Bk Cons Dsc Nt                    0.010 01/12/1994
                    C104           3,000,000.00              2,990,490.00                   2,990,490.00

                    313385RQ1     Fed Home Ln Bk Cons Dsc Nt                    0.010 01/10/1994
                    C104           4,000,000.00              3,982,741.11                   3,982,741.12

                    313602FT6     Fed Natl Mtg Assn Remic    Remic Tr 1988-23 Cl 23-A     9.850 09/25/2018
                    C104             220,888.04                225,621.37                     220,748.88

                    912827H54     United States Treas Nts                        5.125 11/15/1995
                    C104           4,000,000.00              3,991,562.50                   4,066,880.00

                    912827K27     United States Treas Nts    3.875 31Mar95       3.875 03/31/1995
                    C104          14,500,000.00              14,531,353.32                 14,504,495.00

                    912827K76     United States Treas Nts    4.250 15May96       4.250 05/15/1996
                    C104           2,000,000.00               1,988,125.00                  1,993,740.00

                    912827L75     United States Treas Nts                        4.375 08/15/1996
                    C104           6,700,000.00               6,733,750.01                  6,689,548.00

                    912827VT6     United States Treas Nts    DTD 01/15/88        8.625 01/15/1995
                    C104           8,600,000.00               9,315,686.32                  9,017,874.00

                    912833BT6     U.S. Tres Sc Strp Int      Stripped Int Pmt Generic TINT0.010 02/15/1996
                    C104           9,300,000.00               8,145,591.00                  8,493,783.00

                                  -------------              -------------                 -------------
                                  52,320,888.04              51,904,920.63                 51,960,300.00

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-7961 and 33-47580 on Form S-8 of our report dated April 7, 1994, accompanying the financial statements of The Mead Salaried Savings Plan included in the Form 10K/A Amendment No.1 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1993.



DELOITTE & TOUCHE


Dayton, Ohio
May 26, 1994

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                                  THE MEAD CORPORATION
                                                  (Registrant)


Date:  May 31, 1994                               By:   John D. Fuller
                                                      --------------------------
                                                        John D. Fuller
                                                        Controller and
                                                        Chief Accounting Officer


                                                  THE MEAD SALARIED SAVINGS PLAN


Date:  May 31, 1994                               By:   James D. Bell
                                                      --------------------------
                                                        James D. Bell
                                                        Director of Benefits






















ANNUAL\FORM10KA
053194