Form 10-K/A
period 1993-12-31
MEAD CORP
filed 1994-06-28
CIK 64394

================================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              FORM 10-K/A
    [X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1993
                                  OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to ______________
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                          _________________________

       As of January 27, 1994, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,749,360,000 determined by multiplying the highest selling price Share on the New York Stock Exchange--Composite Transactions Tape on such date times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1993 to include the following information and financial statements required by Form 11-K with respect to The Mead Savings Plan for Bargaining Unit Employees (the Plan) for the year ended December 31, 1993:


THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES

TABLE OF CONTENTS
- - ---------------------------------------------------
(PAGE NUMBER REFERENCES ARE APPLICABLE TO PAPER COPY ONLY)           Page

INDEPENDENT AUDITORS' REPORT                                            1

FINANCIAL STATEMENTS:

 Statement of Net Assets Available for Benefits
  as of December 31, 1993 and 1992                                      2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1993                         3

NOTES TO FINANCIAL STATEMENTS                                         4-8

SUPPLEMENTAL SCHEDULES:

 Schedule of Reportable Transactions in Excess
  of Five Percent of the Current Value of Plan
  Assets for the Year Ended December 31, 1993                        9-12

 Schedule of Assets Held for Investment as of
  December 31, 1993                                                 13-14


EXHIBIT:

 Independent Auditors' Consent                                         15

 Signatures                                                            16

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Savings Plan for Bargaining Unit Employees
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Savings Plan for Bargaining Unit Employees (the Plan) as of December 31, 1993 and 1992, and the related statement of changes in net assets available for benefits for the year ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1993 and 1992, and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1993, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1993 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE

DELOITTE & TOUCHE

Dayton, Ohio
June 17, 1994

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1993 AND 1992



ASSETS                                    1993          1992
- - ------------------------------------  ------------  ------------
Investments in securities (Note E):
  Twentieth Century Select
   Investors Fund                      $3,212,023    $  794,892
  Vanguard Equity Income Fund           1,773,480       433,192
Short-Term Investments                    842,058       395,164
U.S. Treasury Obligations                 802,502
Federal Agency Obligations                 51,047       382,957
Corporate Mortgage Pools                   59,082
Foreign Government Bonds                   52,438
Interest receivable                        13,847         6,169
                                      ------------  ------------
    Total assets                        6,806,477     2,012,374
                                      ------------  ------------


LIABILITIES
- - ------------------------------------
Accounts payable -
  Administrative fees and other            10,270         8,325
                                      ------------  ------------



Net Assets Available for Benefits      $6,796,207    $2,004,049
                                      ============  ============

See notes to financial statements

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1993



INCREASE IN PLAN ASSETS:
 Contributions:
  Employees                                     $4,527,533
  Employee rollovers from other plans               11,522
 Investment income:
  Interest                                          53,126
  Dividends (including capital gain                450,149
   distributions of $367,233)                  ------------

Total increases                                  5,042,330
                                               ------------

DECREASES IN PLAN ASSETS:
 Distributions                                      62,661
 Administrative expenses                            52,385
 Net depreciation of investments                   135,126
                                               ------------
 Total decreases                                   250,172
                                               ------------


NET INCREASE IN PLAN ASSETS                      4,792,158

NET ASSETS - DECEMBER 31, 1992                   2,004,049
                                               ------------
NET ASSETS - DECEMBER 31, 1993                  $6,796,207
                                               ============

See notes to financial statements

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1993 AND 1992 AND
FOR THE YEAR ENDED DECEMBER 31, 1993

A.     PLAN DESCRIPTION

The Mead Savings Plan For Bargaining Unit Employees (the "Plan") permits union employees of the Mead Corporation (Mead) to participate in a program of personal savings. Generally, employees who are covered by collective bargaining agreements, which include the Plan, are eligible to participate in this Plan.

Employees may generally authorize a redirection of payroll wages of up to 10% of compensation as a contribution to the Plan. Employee contributions are at all times fully vested and nonforfeitable.

During the year ended December 31, 1993, participants could direct their contributions to different funds of the Plan as described below:

       Interest Income Fund - Contributions to the Interest Income Fund are invested in diversified, high quality, income producing, short-term investments, primarily U.S. Treasury and Government Agency obligations.

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

Under the terms of the Plan, contributions to the above funds are initially deposited in the WB Short Term Investment Fund (STIF) managed by Wachovia Trust (the Trustee). Contributions remain in the WB Short Term Investment Fund for approximately 30 days before being transferred to the employee directed investment fund.

At December 31, 1993, there were approximately 1,511 participants in the Plan, of whom 596 had invested in the Interest Income Fund, 1,178 in the Equity Growth Fund and 896 in the Equity Income Fund. Expenses for administering the Plan during 1993, including the compensation and expenses of the Plan trustee and trading costs, are paid out of the funds of the Plan and by Mead. Certain internal administrative expenses are paid by Mead.

Mead reserves the right to terminate the Plan at any time, subject to Plan provisions and the bargaining agreements. Upon such termination of the Plan, the remaining assets in the Plan, net of expenses properly charged thereto, shall be distributed to participants or their beneficiaries in cash based upon their interests in the Plan at the termination date.

B.     SIGNIFICANT ACCOUNTING POLICY

Investments - Investments are stated at fair value as measured by readily available market prices.

C.     TAXES

The Plan is a "qualified cash or deferred arrangement" under Sections 401(a) and 401(k) of the Internal Revenue Code and, as such, is exempt from Federal income taxes under Section 501(a). All income of the Plan will be distributed to the participants, and no income is taxable to the Plan. Generally, the first 10% of contributed employee compensation and Plan earnings are not taxable until disbursed to the participants. The sponsor has filed an application for a determination letter with the Internal Revenue Service.

D.     BENEFITS PAYABLE

At December 31, 1993, net assets available for benefits includes benefits of $8,269 due to participants who have withdrawn from participation in the Plan.

E.     NET ASSETS AVAILABLE FOR BENEFITS BY FUND

DECEMBER 31, 1993
                                       NUMBER OF      INTEREST       EQUITY        EQUITY       SHORT TERM
                                         SHARES     INCOME FUND   GROWTH FUND   INCOME FUND   INVESTMENT FUND    TOTAL
                                      ------------  ------------  ------------  ------------  ---------------  ------------
ASSETS

Investments in securities:
  Twentieth Century Select
   Investors Fund                          81,399    $             $3,212,023    $              $               $3,212,023
  Vanguard Equity Income Fund             129,830                                 1,773,480                      1,773,480
Short-Term Investments                                  341,172         1,980         1,182          497,724       842,058
U.S. Treasury Obligations                               802,502                                                    802,502
Federal Agency Obligations                               51,047                                                     51,047
Corporate Mortgage Pools                                 59,082                                                     59,082
Foreign Government Bonds                                 52,438                                                     52,438
Interest receivable                                      12,616           786           445                         13,847
                                                    ------------  ------------  ------------  ---------------  ------------
    Total assets                                      1,318,857     3,214,789     1,775,107          497,724     6,806,477
                                                    ------------  ------------  ------------  ---------------  ------------

LIABILITIES

Accounts payable -
  Administrative fees and other                           1,917         4,757         3,636              (40)       10,270
                                                    ------------  ------------  ------------  ---------------  ------------

INTERFUND ACCOUNTS

Employee contribution receivable                         96,140       256,297       145,327         (497,764)
Transfers receivable                                    (22,943)       32,294        (9,351)
                                                    ------------  ------------  ------------  ---------------  ------------
    Net interfund receivable (payable)                   73,197       288,591       135,976         (497,764)
                                                    ------------  ------------  ------------  ---------------  ------------
NET ASSETS                                           $1,390,137    $3,498,623    $1,907,447    $                $6,796,207
                                                    ============  ============  ============  ===============  ============

E.     NET ASSETS AVAILABLE FOR BENEFITS BY FUND (Continued)

DECEMBER 31, 1992
                                       NUMBER OF      INTEREST        EQUITY         EQUITY        SHORT TERM
                                         SHARES      INCOME FUND    GROWTH FUND    INCOME FUND   INVESTMENT FUND     TOTAL
                                      ------------  -------------  -------------  -------------  ---------------  --------------
ASSETS

Investments in securities:
  Twentieth Century Select
   Investors Fund                          20,529       $              $794,892       $                $               $794,892
  Vanguard Equity Income Fund              33,528                                      433,192                          433,192
Short-Term Investments                                    58,601          1,746            965          333,852         395,164
Federal Agency Obligations                               382,957                                                        382,957
Interest receivable                                        5,208              2              1              958           6,169
                                                    -------------  -------------  -------------  ---------------  --------------
    Total assets                                         446,766        796,640        434,158          334,810       2,012,374
                                                    -------------  -------------  -------------  ---------------  --------------
LIABILITIES

Accounts payable -
  Administrative fees and other                            1,848          3,989          2,488                            8,325
                                                    -------------  -------------  -------------  ---------------  --------------

INTERFUND ACCOUNTS

Employee contribution receivable                          78,274        160,060         95,518         (333,852)
Transfers receivable                                         225            459            274             (958)
                                                    -------------  -------------  -------------  ---------------  --------------
    Net interfund receivable (payable)                    78,499        160,519         95,792         (334,810)
                                                    -------------  -------------  -------------  ---------------  --------------

NET ASSETS                                              $523,417       $953,170       $527,462         $             $2,004,049
                                                    =============  =============  =============  ===============  ==============

F.  CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND

YEAR ENDED DECEMBER 31, 1993
                                                                 SHORT TERM
                                   INTEREST       EQUITY        EQUITY      INVESTMENT
                                 INCOME FUND   GROWTH FUND   INCOME FUND       FUND         TOTAL
                                 ------------  ------------  ------------  ------------  ------------
INCREASES IN NET ASSETS:
  Contributions:
   Employees                        $933,350    $2,284,597    $1,309,586       $          $4,527,533
   Rollovers                           4,901         5,870           751                      11,522
  Investment income:
   Interest                           41,186         7,614         4,326                      53,126
   Dividends (including capital                    334,900       115,249                     450,149
    gain distributions)
                                 ------------  ------------  ------------  ------------  ------------
    TOTAL INCREASES                  979,437     2,632,981     1,429,912                   5,042,330

DECREASES IN NET ASSETS:
  Distributions                       19,285        23,558        19,804            14        62,661
  Administrative expenses             11,999        25,265        15,130            (9)       52,385
  Net depreciation of investments      3,338       124,638         7,150                     135,126
                                 ------------  ------------  ------------  ------------  ------------
    TOTAL DECREASES                   34,622       173,461        42,084             5       250,172

INTERFUND TRANSFERS                  (77,339)       90,516       (13,177)
                                 ------------  ------------  ------------  ------------  ------------
NET CHANGE IN NET ASSETS             867,476     2,550,036     1,374,651            (5)    4,792,158

NET ASSETS -
  Beginning of Year                  522,661       948,587       532,796             5     2,004,049
                                 ------------  ------------  ------------  ------------  ------------
NET ASSETS -
  End of Year                     $1,390,137    $3,498,623    $1,907,447       $          $6,796,207
                                 ============  ============  ============  ============  ============

The Mead Savings Plan for Bargaining Unit Employees
Schedule of Reportable Transactions
For the Year Ended December 31, 1993




                                ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                           From January 1, 1993 to December 31, 1993
                                       Beginning Net Asset Value:    $2,071,110.49
                                           5% of Net Asset Value:    $  103,555.52
- - -------------------------------------------------------------------------------------------------------------------
  Asset ID        Security Description                           Maturity Date
# of Purchases       Purchase Cost          # Sales     Rate     Sale Proceeds   Total #   Total Cost and Proceeds
- - -------------------------------------------------------------------------------------------------------------------
Equity Investments
- - --------------------
901289207     Twentieth Century Select Fund
     16               2,545,319.93             2                    3,550.30        18          2,548,870.23

921921102     Vanguard Equity Income Fund
     19               1,363,714.26             3                   16,148.89        22          1,379,863.15

Equity Investments Totals
- - ---------------------------
     35               3,909,034.19             5                   19,699.19        40          3,928,733.38

The Mead Savings Plan for Bargaining Unit Employees
Schedule of Reportable Transactions
For the Year Ended December 31, 1993


                                  ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                             From January 1, 1993 to December 31, 1993
                                         Beginning Net Asset Value:    $2,071,110.49
                                             5% of Net Asset Value:    $  103,555.52
- - ----------------------------------------------------------------------------------------------------------------
  Asset ID       Security Description                         Maturity Date
# of Purchases      Purchase Cost        # Sales     Rate     Sale Proceeds   Total #   Total Cost and Proceeds
- - ----------------------------------------------------------------------------------------------------------------
Fixed Income
- - --------------------
912827E40     United States Treas Nts               5.375        2/28/94
      0                        0             2                  172,440.63        2            172,440.63

912827G63     United States Treas Nts               4.250        8/31/94
      4               246,566.80             2                  266,969.14        6            513,535.94

912827H54     United States Treas Nts               5.125       11/15/95
      1                70,973.44             1                   71,832.03        2            142,805.47

912827J86     United States Treas Nts               3.875        2/28/95
      2               170,196.88             2                  170,192.18        4            340,389.06

912827K27     United States Treas Nts               3.875        3/31/95
      4               350,886.33             0                           0        4            350,886.33

912827K76     United States Treas Nts               4.250        5/15/96
      1                99,406.25             1                   50,117.19        2            149,523.44

912827L75     United States Treas Nts               4.375        8/15/96
      3               382,357.04             1                   50,359.38        4            432,716.42

912827VT6     United States Treas Nts               8.625        1/15/95
      1                75,775.00             2                  101,676.18        3            177,451.18

912827ZJ4     United States Treas Nts               8.500        9/30/94
      2               159,176.56             1                  172,682.81        3            331,859.37

Fixed Income Totals
- - ---------------------------
     18             1,555,338.30            12                1,056,269.54       30          2,611,607.84

The Mead Savings Plan for Bargaining Unit Employees
Schedule of Reportable Transactions
For the Year Ended December 31, 1993


                                  ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                             From January 1, 1993 to December 31, 1993
                                         Beginning Net Asset Value:    $2,071,110.49
                                             5% of Net Asset Value:    $  103,555.52
- - ----------------------------------------------------------------------------------------------------------------
  Asset ID       Security Description                         Maturity Date
# of Purchases      Purchase Cost        # Sales     Rate     Sale Proceeds   Total #   Total Cost and Proceeds
- - ----------------------------------------------------------------------------------------------------------------
Short Term Investments
- - ----------------------
              WB DTF S-T Investment Fund
    174             8,428,667.70           125                8,339,958.77      299         16,768,626.47

313313NP9     Fed Farm Cr Disc Nts
      1               249,381.74             1                  249,381.74        2            498,763.48

313385RT5     Fed Home Ln Disc Nts
      1               299,448.75             0                           0        1            299,448.75

313397PP0     Fed Home Ln Mtg Disc Nts
      1               199,596.00             1                  199,596.00        2            399,192.00

Short Term Investments Totals
- - -----------------------------
    177             9,177,094.19           127                8,788,936.51      304         17,966,030.70


The Mead Savings Plan for Bargaining Unit Employees
Schedule of Reportable Transactions
For the Year Ended December 31, 1993


                                  ERISA 5500 Schedule of 5% Reportable Series of Transactions
                                             From January 1, 1993 to December 31, 1993
                                         Beginning Net Asset Value:    $2,071,110.49
                                             5% of Net Asset Value:    $  103,555.52
- - ----------------------------------------------------------------------------------------------------------------

# of Purchases      Purchase Cost        # Sales     Rate     Sale Proceeds   Total #   Total Cost and Proceeds
- - ----------------------------------------------------------------------------------------------------------------
Equity Investments
- - ------------------
     35              3,909,034.19            5                    19,699.19      40          3,928,733.38

Fixed Income Investments
- - ------------------------
     18              1,555,338.30           12                 1,056,269.54      30          2,611,607.84

Short Term Investments
- - ----------------------
    177              9,177,094.19          127                 8,788,936.51     304         17,966,030.70

Reportable Transaction Totals
- - -----------------------------
    230             14,641,466.68          144                 9,864,905.24     374         24,506,371.92

Non-reportable Transaction Totals
- - ---------------------------------
      5                270,448.52           13                   184,067.15      18            454,515.67

The Mead Savings Plan for Bargaining Unit Employees
Schedule of Assets Held for Investment Purposes
As of December 31, 1993
- - --------------------------------------------------------------------------------------------------------
Description                            Shares/Par Value            Cost                  Market Value
- - --------------------------------------------------------------------------------------------------------
GENERAL INVESTMENTS
  U.S. Government Securities

    Federal Home Ln Bk Disc Nts               300,000              299,448.75              299,448.75
    03/12/93 0% 01/13/1994

    Federal Home Ln Bk Cons Bd                 50,000               50,000.00               51,047.00
    11/25/92 5.375% 11/27/1995

    United States Treas Nt                     80,000               71,040.80               73,064.80
    Stripped Prin Pmt
    8.875% 02/15/1996

    United States Treas Nts                   350,000              350,886.33              350,108.50
    03/31/93 3.875% 03/31/1995

    United States Treas Nts                    50,000               49,703.12               49,843.50
    05/17/93 4.25% 05/15/1996

    United States Treas Nts                   330,000              332,074.11              329,485.20
    08/16/93 4.375% 08/15/1996

  Total U.S. Government Securities                               1,153,153.11            1,152,997.75

  Corporate Debt Instruments - Other

    Ford Credit Grantor Tr                59,285.6300               59,248.58               59,081.69
    1993-B Asset Backed CTF CL A
    07/15/93 4.30% 07/15/1998
    Monthly/No Delay

  Total Corporate Debt Instruments - Other                          59,248.58               59,081.69

The Mead Savings Plan for Bargaining Unit Employees
Schedule of Assets Held for Investment Purposes
As of December 31, 1993
- - --------------------------------------------------------------------------------------------------------
Description                            Shares/Par Value            Cost                  Market Value
- - --------------------------------------------------------------------------------------------------------
  Other Investments

    Swedish Natl Housing Finance                    50,000          53,408.50               52,437.50
    01/24/90 8.75% 01/24/1995
    Eurobond US$1000

  Total Other Investments                                           53,408.50               52,437.50


TOTAL GENERAL INVESTMENTS                                        1,265,810.19            1,264,516.94


COMMON/COLLECTIVE TRUSTS

    WB DTF Short Term Investment Fund         542,609.6600         542,609.66              542,609.66

TOTAL COMMON/COLLECTIVE TRUSTS                                     542,609.66              542,609.66


REGISTERED INVESTMENT COMPANIES

    Twentieth Century Invs Inc                 81,399.4620       3,347,314.67            3,212,022.77
    Select Invs Sh

    Vanguard Equity Income Fd Inc             129,830.1800       1,776,228.88            1,773,480.26

TOTAL REGISTERED INVESTMENT COMPANIES                            5,123,543.55            4,985,503.03


GRAND TOTAL                                                      6,931,963.40            6,792,629.63

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-53421 on Form S-8 of our report dated June 17, 1994, accompanying the financial statements of The Mead Savings Plan for Bargaining Unit Employees included in the Form 10-K/A Amendment No. 2 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1993.


DELOITTE & TOUCHE

DELOITTE & TOUCHE

Dayton, Ohio
June 24, 1994

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                           THE MEAD CORPORATION
                                           (Registrant)


Date:  June 27, 1994                By:           John D. Fuller
                                               --------------------------
                                                  John D. Fuller
                                                  Controller and
                                                  Chief Accounting Officer


                                           THE MEAD SAVINGS PLAN FOR BARGAINING
                                           UNIT EMPLOYEES


Date:  June 27, 1994                By:           James D. Bell
                                               --------------------------
                                                  James D. Bell
                                                  Director of Benefits






















ANNUAL\FORM10KA
062494