Form 10-Q
period 1994-07-03
MEAD CORP
filed 1994-08-16
CIK 64394

================================================================================



                               SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-Q

                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended July 3, 1994


                                              OR

                  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______________ to ____________

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



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

  The number of Common Shares outstanding at July 3, 1994 was 59,314,164.

================================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                   QUARTERLY PERIOD ENDED JULY 3, 1994
                   -----------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- - --------------------------------------------------
BALANCE SHEETS
- - --------------
(All dollar amounts in millions)
                                              July 3,    Dec. 31,
                                               1994        1993
                                             --------    --------
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                  $   17.7    $    9.3
  Accounts receivable                           783.8       598.2
  Inventories                                   447.7       446.8
  Other current assets                           77.3        77.0
                                             --------    --------
          Total current assets                1,326.5     1,131.3

Investments and other assets:
  Investees                                      80.1        65.1
  Other assets                                  563.5       555.2
                                             --------    --------
                                                643.6       620.3

Property, plant and equipment                 4,531.4     4,382.6
Less accumulated depreciation and
 amortization                                (2,059.5)   (1,969.7)
                                             --------    --------
                                              2,471.9     2,412.9
                                             --------    --------
          Total assets                       $4,442.0    $4,164.5
                                             ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
- - ------------------------------------
Current liabilities:
  Notes payable                              $  204.4    $
  Accounts payable                              319.8       350.3
  Accrued liabilities                           367.0       348.7
  Current maturities of long-term debt           12.8        12.5
                                             --------    --------
          Total current liabilities             904.0       711.5

Long-term debt                                1,368.8     1,368.8

Commitments and contingent liabilities

Deferred items                                  538.9       506.2

Shareowners' equity:
  Common shares                                 176.9       176.5
  Additional paid-in capital                     30.5        26.3
  Foreign currency translation adjustment        (7.6)       (7.7)
  Net unrealized gain on securities               6.3         9.1
  Retained earnings                           1,424.2     1,373.8
                                             --------    --------
                                              1,630.3     1,578.0
                                             --------    --------
          Total liabilities and
           shareowners' equity               $4,442.0    $4,164.5
                                             ========    ========
See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- - --------------------------------------------------
STATEMENTS OF EARNINGS
- - ----------------------
(All amounts in millions, except per share amounts)

                                      Second Quarter Ended     First Half Ended
                                      --------------------   --------------------
                                       July 3,     July 4,     July 3,     July 4,
                                        1994        1993        1994        1993
                                      --------    --------    --------    --------
Net sales                             $1,317.2    $1,263.4    $2,472.8    $2,398.9
Cost of products sold                  1,039.0     1,003.9     1,958.4     1,914.5
                                      --------    --------    --------    --------
  Gross profit                           278.2       259.5       514.4       484.4

Selling, administrative and
 research expenses                       188.4       169.2       364.9       340.0
                                      --------    --------    --------    --------
  Earnings from operations                89.8        90.3       149.5       144.4

Other revenues (expenses) - net            3.7         4.7        (4.2)        5.5
Interest and debt expense                (26.0)      (24.1)      (50.6)      (48.5)
                                      --------    --------    --------    --------
  Earnings before income taxes            67.5        70.9        94.7       101.4

Income taxes                              27.4        27.3        38.4        39.0
                                      --------    --------    --------    --------
   Earnings before equity in net
    earnings of investees                 40.1        43.6        56.3        62.4

Equity in net earnings of investees       12.3         3.6        23.7        10.4
                                      --------    --------    --------    --------

  Net earnings                        $   52.4    $   47.2    $   80.0    $   72.8
                                      ========    ========    ========    ========
  Net earnings per common and
   common equivalent share               $ .86       $ .78       $1.33       $1.22
                                         =====       =====       =====       =====

Cash dividends per common share          $ .25       $ .25       $ .50       $ .50
                                         =====       =====       =====       =====
Average common and common equivalent
 shares outstanding (millions)            62.4        62.3        62.4        62.1
                                         =====       =====       =====       =====

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- - --------------------------------------------------
STATEMENTS OF CASH FLOWS
- - ------------------------
(All dollar amounts in millions)

                                                           First Half Ended
                                                           ----------------
                                                           July 3,   July 4,
                                                            1994      1993
                                                           ------    ------
Cash flows from operating activities:
  Net earnings                                             $ 80.0    $ 72.8
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                          115.1     128.4
    Depreciation and amortization of other assets            26.8      27.0
    Deferred income taxes                                    23.8      26.7
    Investees-earnings and dividends                        (17.8)     (4.1)
    Other                                                    12.5     (13.6)
  Change in assets and liabilities:
    Accounts receivable                                    (185.6)   (156.7)
    Inventories                                               (.9)    (42.8)
    Other current assets                                     (5.4)      7.4
    Accounts payable and accrued liabilities                (12.2)    (37.4)
  Cash (used in) discontinued operations                     (2.1)     (1.0)
                                                           ------    ------
      Net cash provided by operating activities              34.2       6.7
                                                           ------    ------

Cash flows from investing activities:
  Capital expenditures                                     (172.7)   (134.6)
  Additions to equipment rented to others                   (26.6)    (24.9)
  Investments in and advances to investees                    (.7)      (.6)
  Other                                                      (4.8)     (3.5)
                                                           ------    ------
      Net cash (used in) investing activities              (204.8)   (163.6)
                                                           ------    ------

Cash flows from financing activities:
  Additional borrowings                                     174.4     213.1
  Payments on borrowings                                   (174.8)   (209.5)
  Notes payable                                             204.4     165.4
  Cash dividends paid                                       (29.6)    (29.5)
  Common shares issued                                        4.6      10.3
                                                           ------    ------
      Net cash provided by financing activities             179.0     149.8
                                                           ------    ------
Increase (decrease) in cash and cash equivalents              8.4      (7.1)
Cash and cash equivalents at beginning of year                9.3      18.4
                                                           ------    ------
Cash and cash equivalents at end of half                   $ 17.7    $ 11.3
                                                           ======    ======

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- - --------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
- - -----------------------------
(All dollar amounts in millions, except per share amounts)


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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         July 3,    Dec. 31,
                                          1994        1993
                                         ------      ------
Finished and semi-finished products      $316.8      $301.3
Raw materials                              67.0        81.0
Stores and supplies                        63.9        64.5
                                         ------      ------
                                         $447.7      $446.8
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                     Second Quarter Ended      First Half Ended
                     --------------------    --------------------
                      July 3,     July 4,     July 3,     July 4,
                       1994        1993        1994        1993
                     --------    --------    --------    --------
Revenues              $174.5      $122.7      $326.2      $275.8
                      ======      ======      ======      ======
Gross profit          $ 45.9      $ 18.4      $ 88.0      $ 48.5
                      ======      ======      ======      ======
Net earnings          $ 27.5      $ 10.2      $ 53.5      $ 27.3
                      ======      ======      ======      ======



E - ADDITIONAL INFORMATION ON CASH FLOWS

                                          First Half Ended
                                         ------------------
                                         July 3,     July 4,
                                          1994        1993
                                         ------      ------
Cash paid for:
  Interest                               $ 42.2      $ 45.8
                                         ======      ======
  Income taxes                           $  6.9      $ 18.4
                                         ======      ======

F - LONG-TERM DEBT

Long-term debt at July 3, 1994, includes $236.0 million of short-term borrowings which have been classified as long-term debt since the company has the intent to consummate these transactions on a long-term basis and has the ability to do so under the existing $550 million bank credit agreement. After reduction for these financings, the company has unused lines of credit of $314.0 million.

G - CHANGE IN ACCOUNTING ESTIMATE

Effective January 1, 1994, the depreciable lives of certain paper mill equipment were changed to 20 years from 16 years to more closely reflect the current service lives of the assets. The effect of the change was to increase net earnings by $6.4 million ($.10 per share) in the second quarter of 1994 and $12.9 million ($.21 per share) in the first half of 1994.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
            RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Net Sales
- - ---------
Net sales for the first half of 1994 increased 3% to $2.473 billion from $2.399 billion for the first half of 1993. Net sales for the second quarter increased to $1.317 billion in 1994 from $1.263 billion in 1993. Increased search volume at Mead Data Central and a favorable sales mix in School & Office Product's Back-to-School season provided much of the improvement. Many of Mead's markets, however, continue to be weak. Selling prices for coated and uncoated papers, coated natural kraft and beverage packaging are averaging below 1993 levels. There are signs of improvement in some segments, but the magnitude of these improvements remains uncertain.

Operating Costs and Expenses
- - ----------------------------
Strong operating performance and productivity improvements helped to offset the impact of weaker selling prices. Additionally, in the first quarter of 1994, Mead lengthened the depreciable life of certain paper mill equipment to twenty years from sixteen years. Gross profit as a percent of sales was 20.8% for the first half of 1994 and 21.1% for the second quarter compared to 20.2% and 20.5% for the corresponding periods in 1993. Without the depreciation change this ratio would have been 19.9% for the first half of 1994 and 20.3% for the second quarter.

Selling, administrative and research expenses were higher for both the first half ($364.9 million) and second quarter ($188.4 million) of 1994 compared to the prior year ($340.0 million and $169.2 million, respectively). Most of the increase came from higher sales-related expenses at Zellerbach, Packaging, Mead Data Central and School and Office Products and from continuing restructuring costs, most notably at Zellerbach.

Other Revenues (Expenses) - Net
- - -------------------------------
Other (expenses) were $(4.2) million for the first half of 1994 compared to other revenues of $5.5 million for the first half of 1993. For the second quarter, other revenues were $3.7 million in 1994 compared to $4.7 million for 1993. In the first quarter of 1994, Mead incurred $12.1 million ($7.4 million after tax, or 12 cents per share) in losses relating to adjustments to market of certain interest rate options, principally a one-time loss on the close-out of a leveraged written option embedded in an interest rate swap transaction with Bankers Trust Company.

Interest and Debt Expense
- - -------------------------
Due to higher interest rates and slightly higher debt levels, interest and debt expense increased 8% to $26.0 million for the second quarter of 1994 and 4% to $50.6 million for the first half compared to similar periods in 1993.

Income Taxes
- - ------------
The effective tax rate was 40.6% for the second quarter of 1994 and 40.5% for the first half. In 1993, it was 38.5% for both the second quarter and first half. The Omnibus Budget Reconciliation Act of 1993 increased the federal corporate income tax rate by 1 percentage point and limited the deduction of certain expenses. In the third quarter of 1993, Mead recorded the cumulative effect of the higher rate. The difference in the effective tax rate from 1993 to 1994 is due primarily to provisions of the Act.

Equity in Net Earnings of Investees
- - -----------------------------------
Continued strong markets for wood products and improving prices and demand for pulp provided increased earnings from Mead's 50%-owned Northwood companies. Mead's share of 1994 first half earnings from all investees are more than double 1993 earnings while second quarter earnings improved from $3.6 million in 1993 to $12.3 million in 1994.

Financial Data by Business
- - --------------------------
Comparisons between 1994 and 1993 earnings in the following discussion have been made prior to the effect on depreciation expense resulting from the change in asset lives. This change increased the first half earnings of the Paper segment by $14.3 million and the Paperboard and Packaging segment by $7.1 million.

Mead's Paper segment generated sales to unaffiliated customers of $543.6 million in the first half of 1994, down 4% from last year's level driven principally by lower selling prices. Sales for the second quarter of 1994 were about 2% behind the same period of 1993. On a comparable basis, first half 1994 earnings dropped slightly from $44.5 million in 1993 to $41.2 million in 1994. Mead's two largest paper mills, Chillicothe, Ohio, and Escanaba, Michigan, have operated well thus far in 1994, each having set a number of mill production records in the second quarter. Improved operations and productivity gains at these two mills helped to offset continuing losses at the Kingsport, Tennessee, mill. Overall, second quarter 1994 Paper segment earnings were level with that of the 1993 second quarter.

First half and second quarter 1994 sales in the Packaging and Paperboard segment increased slightly over the corresponding periods of 1993. The sales gains can be attributed to increases in volume. Prices, particularly for coated natural kraft and beverage packaging, continue to be under pressure. This situation contributed to the decline in this segment's first half 1994 earnings (comparable basis) to $61.8 million from the $81.5 million in earnings posted a year ago. Similarly, earnings for the second quarter of 1994 were below that of the same period of 1993. Mead's coated board mill in Phenix City, Alabama, has run well in 1994 and is producing at a rate above its design capacity.
It also set a number of mill production records. Good operations and the strong results of the division's two sawmill operations caused first half 1994 earnings to be level with last year. For the second quarter, however, earnings were about 10% lower than the same period of last year. During 1994's second quarter, Mead Packaging scheduled costly short production runs to satisfy domestic customer needs and is incurring start-up expenses as it penetrates new markets, particularly in Latin America and the Pacific Rim.
These factors and the lower selling prices for beverage packaging have caused 1994 Packaging earnings to decline to about half of the levels of 1993.

In Mead's Distribution and School and Office Products segment, sales increased 4% to $1,017.3 million for the first half of 1994 compared to the first half of 1993. 1994 second quarter sales were also slightly above those of the same period of last year. Both Zellerbach, Mead's distribution business, and Mead School and Office Products posted sales gains for the second quarter and the half compared to last year. Earnings for the second quarter and first half of 1994 were below those of the corresponding periods of 1993 due to continuing competitive pressure on margins at Zellerbach and additional expenses incurred by that division for continued restructuring activities. Mead expects the market pressures at Zellerbach to continue, at least into the near future. Mead School and Office Products benefitted from a favorable product mix of value-added products at the beginning of the traditional Back-to-School season and 1994 first half and second quarter earnings are ahead of comparable periods in 1993.

At Mead Data Central, Mead's Electronic Publishing segment, both sales and earnings were significantly higher in 1994 than they were in 1993 for both the first half and second quarter. Increased search volume sparked a 14% increase in first half sales, from $262.6 million in 1993 to $299.3 million in 1994. Sales for the second quarter of 1994 were also 14% higher than the same quarter of 1993. During the first half of 1993, Mead Data Central incurred significant expense in reshaping and expanding its sales force. In the last half of that year, a significant restructuring program was introduced with an emphasis on lowering costs. 1994 earnings have benefitted from these efforts. Lower costs, along with the increased search volume and lower amortization of certain intangible assets related to a previous acquisition, resulted in 1994 first half earnings of $34.0, more than twice the amount earned in 1993. Second quarter earnings were about 60% higher in 1994 than in 1993. In the second quarter of 1994, The Mead Corporation announced its intention to divest Mead Data Central. This transaction is expected to be completed by the end of 1994.

Liquidity and Capital Resources
- - -------------------------------
Mead's consolidated working capital at July 3, 1994 was $422.5 million compared to $419.8 million at December 31, 1993. The seasonal increase in accounts receivable, caused primarily by Mead School and Office Product's Back-to-School season, was financed through short-term borrowings. The current ratio was 1.5 at the end of the second quarter of 1994 compared to 1.6 at December 31, 1993.

Borrowed capital (long-term debt) as a percent of total capital (long-term debt plus shareowners' equity) decreased from 46.4% at December 31, 1993 to 45.6% at July 3, 1994.

Capital expenditures totaled $172.7 million and $92.0 million for the first half and second quarter of 1994, respectively. In 1993, capital expenditures were $134.6 million in the first half and $82.2 million in the second quarter. Much of the 1994 spending was at the Escanaba, Michigan, and Chillicothe, Ohio, paper mills to upgrade Mead's coated paper system.

Mead uses various financial instruments, including derivative products, with off-balance sheet risk, to manage its interest rate exposure. These derivatives include options, forward contracts and interest rate swaps. The current derivative portfolio includes:

        (A) Interest rate caps with notional amount of $400 million having an average strike rate of 10.1% and an average maturity of 4.7 years. Purchased caps give Mead the right to receive a payment to offset an increase in interest rates above strike rates. Mead uses caps to protect its floating rate debt from abnormal rate increases such as those experienced in the early 1980's.

        (B) Interest rate swaps with a notional amount of $275 million convert a floating rate liability into a fixed rate liability for one party and achieves the reverse for the other party. These swap agreements do not involve a transfer of any principal dollars, only the exchange of interest payments for a specified period. Mead uses swaps to adjust its mix of fixed and floating rate debt.
             The average fixed interest rate received is 5.8% for an average maturity of 3.3 years and the average fixed interest rate paid is 8.4% for an average maturity 4.9 years.

In the opinion of management, the risk of loss to the Company in the event of nonperformance by any counterparty under these agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's with the majority of the contracts executed with counterparties rated AA or higher by both agencies.

At the end of the second quarter, the Company paid a fixed rate or variable rate subject to a capped rate on 67% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.07 change in net earnings per share for the year.
The estimated market value of long-term debt, excluding capital leases, was $15.3 million less than the book value at the end of the second quarter of 1994.

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

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 1.         LEGAL PROCEEDINGS
                -----------------

       Reference is made to the fifth and sixth paragraphs under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, regarding a hazardous substance site involving a closed coke manufacturing facility located in Chattanooga, Tennessee. Mead signed an agreement with the Tennessee Department of Environment and Conservation to commence a removal action at the site to permit demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. Execution of this agreement does not resolve the underlying proceeding.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

       (a)      The Annual Meeting of Shareholders of Mead was held on April 28,
1994.

       (b) Proxies were solicited for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees listed in the proxy statement, and all of management's nominees were elected.

        (c)     (1)     The results of the election of directors
                        are as follows:

                                      Number of Votes
                                      ---------------
                Nominee                     For                   Withheld
                -------                     ---                   --------

                J. C. Bogle             51,781,194                    971,147
                W. E. Hoglund           51,821,727                    930,614
                B. C. Jordan            51,642,840                  1,109,501
                W. S. Shanahan          51,842,446                    909,895


                Nominee                 Abstentions           Broker Non-Votes
                -------                 -----------           ----------------

                J. C. Bogle                  -0-                      -0-
                W. E. Hoglund                -0-                      -0-
                B. C. Jordan                 -0-                      -0-
                W. S. Shanahan               -0-                      -0-

                (2) The results of a shareholder proposal introduced by The United Paperworkers International Union urging the Board of Directors to take steps to declassify the Board of Directors for the purpose of director elections are as follows:

                                                          Number of Votes
                                                          ---------------
                For               Against          Abstain      Broker Non-Votes
                ---               -------          -------      ----------------

                26,254,461        22,423,407       559,315         3,515,158


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
        (a)     Exhibits

                (10)    Material Contracts:

                        (1) Amendment No. 2 dated May 1, 1994 to the Credit Agreement dated November 15, 1989, as amended November 30, 1991 and supplemented February 26, 1993 and April 6, 1993, among The Mead Corporation, the banks listed in the Amendment and The First National Bank of Chicago and Morgan Guaranty Trust Company of New York as Co-Agents for the banks.

                        (2) The "Direction 2000" Executive Incentive Plan for 1994 in which executive officers participate.

                (11.1), (11.2)  Calculations of Net Earnings per Share.

        (b) Mead filed a Current Report on Form 8-K (Item 5 and Item 7) with the Commission on May 18, 1994.

                                                SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 16, 1994


THE MEAD CORPORATION
- - --------------------
   (Registrant)



By  J. D. Fuller
    -----------------------------
    J. D. Fuller
    Controller and
    Chief Accounting Officer




























QUARTERLY\FORM10Q.WP
081594