Form 10-Q
period 1994-10-02
MEAD CORP
filed 1994-11-10
CIK 64394

================================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1994


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

  The number of Common Shares outstanding at October 2, 1994 was 59,493,094.

================================================================================

               THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               --------------------------------------------------

                     QUARTERLY PERIOD ENDED OCTOBER 2, 1994
                     --------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------

BALANCE SHEETS
- --------------
(All dollar amounts in millions)
                                               October 2,   Dec. 31,
                                                  1994        1993
                                               ----------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                     $    19.1   $     9.3
  Accounts receivable                               626.3       489.3
  Inventories                                       382.4       439.4
  Other current assets                               73.1        71.9
                                                ---------   ---------
          Total current assets                    1,100.9     1,009.9

Investments and other assets:
  Investees                                          88.9        65.1
  Other assets                                      408.5       390.5
                                                ---------   ---------
                                                    497.4       455.6

Property, plant and equipment                     4,251.9     4,043.3
Less accumulated depreciation and
 amortization                                    (1,922.7)   (1,803.7)
                                                ---------   ---------
                                                  2,329.2     2,239.6

Net assets of Electronic Publishing segment         362.6       361.1
                                                ---------   ---------
          Total assets                          $ 4,290.1   $ 4,066.2
                                                =========   =========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current liabilities:
  Notes payable                                 $    76.1   $
  Accounts payable                                  311.1       326.4
  Accrued liabilities                               317.7       296.8
  Current maturities of long-term debt               11.8         6.4
                                                ---------   ---------
          Total current liabilities                 716.7       629.6

Long-term debt                                    1,356.0     1,360.0

Commitments and contingent liabilities

Deferred items                                      537.8       498.6

Shareowners' equity:
  Common shares                                     177.4       176.5
  Additional paid-in capital                         36.9        26.3
  Foreign currency translation adjustment            (2.1)       (7.7)
  Net unrealized gain on securities                   4.9         9.1
  Retained earnings                               1,462.5     1,373.8
                                                ---------   ---------
                                                  1,679.6     1,578.0
                                                ---------   ---------
          Total liabilities and
           shareowners' equity                  $ 4,290.1   $ 4,066.2
                                                =========   =========

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------

STATEMENTS OF EARNINGS
- ----------------------
(All amounts in millions, except per share amounts)

                                          Third Quarter Ended    Three Quarters Ended
                                         ---------------------  ----------------------
                                          Oct. 2,     Oct. 3,    Oct. 2,     Oct. 3,
                                            1994       1993        1994        1993
                                         ----------  ---------  ----------  ----------
Net sales                                 $1,208.2   $1,120.9    $3,381.7    $3,257.2
Cost of products sold                      1,006.6      945.7     2,813.3     2,720.9
                                          --------   --------    --------    --------
  Gross profit                               201.6      175.2       568.4       536.3

Selling, administrative and
 research expenses                           126.9      116.3       379.9       347.5
                                          --------   --------    --------    --------
  Earnings from operations                    74.7       58.9       188.5       188.8

Other revenues (expenses) - net                2.9        1.1          .4         6.3
Interest and debt expense                    (27.7)     (23.2)      (77.6)      (70.9)
                                          --------   --------    --------    --------
  Earnings before income taxes                49.9       36.8       111.3       124.2

Income taxes                                  20.0       21.0        44.5        54.2
                                          --------   --------    --------    --------
  Earnings before equity in net
   earnings of investees                      29.9       15.8        66.8        70.0

Equity in net earnings of investees           11.7        3.3        35.4        13.7
                                          --------   --------    --------    --------
  Earnings from continuing operations         41.6       19.1       102.2        83.7

Discontinued operations                       11.6       10.9        31.0        19.1
                                          --------   --------    --------    --------

  Net earnings                            $   53.2   $   30.0    $  133.2    $  102.8
                                          ========   ========    ========    ========
Per common and common equivalent
 share:
  Earnings from continuing operations     $    .68   $    .32    $   1.70    $   1.41
  Discontinued operations                      .19        .18         .50         .31
                                          --------   --------    --------    --------
  Net earnings                            $    .87   $    .50    $   2.20    $   1.72
                                          ========   ========    ========    ========

Cash dividends per common share           $    .25   $    .25    $    .75    $    .75
                                          ========   ========    ========    ========
Average common and common equivalent
 shares outstanding (millions)                62.7       59.7        62.5        62.2
                                          ========   ========    ========    ========

See notes to financial statements

  THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
  --------------------------------------------------

  STATEMENTS OF CASH FLOWS
  ------------------------
  (All dollar amounts in millions)

                                                      Three Quarters
                                                           Ended
                                                    -----------------
                                                    Oct. 2,   Oct. 3,
                                                      1994     1993
                                                    --------  -------
Cash flows from operating activities:
 Net earnings                                       $ 133.2   $ 102.8
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation, amortization and depletion of
   property, plant and equipment                      138.3     164.6
   Depreciation and amortization of other assets       26.8      23.0
   Deferred income taxes                               35.3      41.5
   Investees-earnings and dividends                   (25.4)     (5.7)
   Discontinued operations                            (31.0)    (19.1)
   Other                                               11.8     (26.7)
  Change in assets and liabilities:
   Accounts receivable                               (133.5)    (57.0)
   Inventories                                         58.5      29.4
   Other current assets                                (7.5)     11.0
   Accounts payable and accrued liabilities              .5     (77.8)
  Cash provided by discontinued operations             19.8       8.2
                                                    -------   -------
    Net cash provided by operating activities         226.8     194.2
                                                    -------   -------

Cash flows from investing activities:
 Capital expenditures                                (217.9)   (188.8)
 Additions to equipment rented to others              (37.4)    (33.4)
 Investments in and advances to investees              (1.0)      (.9)
 Other                                                 (4.2)      5.1
                                                    -------   -------
    Net cash (used in) investing activities          (260.5)   (218.0)
                                                    -------   -------

Cash flows from financing activities:
 Additional borrowings                                175.6     361.4
 Payments on borrowings                              (175.2)   (353.6)
 Notes payable                                         76.1      42.5
 Cash dividends paid                                  (44.5)    (44.2)
 Common shares issued                                  11.5      13.7
                                                    -------   -------
    Net cash provided by financing activities          43.5      19.8
                                                    -------   -------
Increase (decrease) in cash and cash equivalents        9.8      (4.0)
Cash and cash equivalents at beginning of year          9.3      18.4
                                                    -------   -------
Cash and cash equivalents at end of period          $  19.1   $  14.4
                                                    =======   =======

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
- -----------------------------
(All dollar amounts in millions, except per share amounts)


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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                       Oct. 2,  Dec. 31,
                                        1994      1993
                                       -------  --------
Finished and semi-finished products     $261.2    $295.5
Raw materials                             57.4      79.4
Stores and supplies                       63.8      64.5
                                        ------    ------
                                        $382.4    $439.4
                                        ======    ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                Third Quarter Ended    Three Quarters Ended
                -------------------    --------------------
                Oct. 2,     Oct. 3,    Oct. 2,      Oct. 3,
                 1994        1993       1994         1993
                -------     -------    -------      -------
Revenues        $181.1      $141.0     $507.3       $416.8
                ======      ======     ======       ======
Gross profit    $ 43.4      $ 17.3     $131.4       $ 65.8
                ======      ======     ======       ======
Net earnings    $ 25.9      $  8.1     $ 79.4       $ 35.4
                ======      ======     ======       ======


E - ADDITIONAL INFORMATION ON CASH FLOWS

                  Three Quarters Ended
                  --------------------
                   Oct. 2,    Oct. 3,
                    1994       1993
                  ---------  ---------
Cash paid for:
  Interest          $83.2      $81.5
                    =====      =====
  Income taxes      $29.0      $26.2
                    =====      =====

F - LONG-TERM DEBT

Long-term debt at October 2, 1994, includes $245.5 of short-term borrowings which have been classified as long-term debt since the company has the intent to consummate these transactions on a long-term basis and has the ability to do so under the existing $550 million bank credit agreement. After reduction for these financings, the company has unused lines of credit of $304.5.

G - CHANGE IN ACCOUNTING ESTIMATE

Effective January 1, 1994, the depreciable lives of certain paper mill equipment were changed to 20 years from 16 years to more closely reflect the current service lives of the assets. The effect of the change was to increase net earnings by $6.5 ($.10 per share) in the third quarter of 1994 and $19.5 ($.31 per share) for the three quarters of 1994.

H - DISCONTINUED OPERATIONS

On October 4, 1994, the Company signed a definitive agreement to sell Mead Data Central (MDC) to Reed Elsevier plc for $1.5 billion in cash. The sale is expected to be completed by year end. As a result, MDC has been disclosed as a discontinued operation and the financial statements for 1993 have been restated to conform with the presentation used in 1994. Revenues of MDC for the third quarter were $159.1 and $140.8 for 1994 and 1993, respectively, and revenues for the three quarters were $489.4 and $403.5 for 1994 and 1993, respectively. Income tax expense allocated to MDC was $8.9 and $8.3 for the third quarter of 1994 and 1993, respectively and $22.8 and $14.1 for the three quarters of 1994 and 1993, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


RESULTS OF OPERATIONS
- ---------------------

On October 4, 1994, Mead signed a definitive agreement to sell Mead Data Central, its online electronic publishing business, for $1.5 billion in cash. The sale is expected to be completed by the end of 1994. As a result, the financial statements of The Mead Corporation reflect Mead Data Central as a discontinued operation.

Net Sales
- ---------

Net sales, for Mead's continuing operations, for the first three quarters of 1994 were $3.382 billion, a 4% increase over the same period of 1993. Third quarter sales rose to $1.208 billion in 1994 compared to $1.121 billion in 1993. Much of the improvement is due to volume increases in Mead's Packaging and Paperboard segment and its Zellerbach distribution business. Selling prices for many of Mead's products have been disappointing throughout 1994 but, recently, demand has improved and markets have strengthened in several areas.

Operating Costs and Expenses
- ----------------------------

Gross profit as a percent of sales for the first three quarters of 1994 was 16.8% compared to 16.5% for the first three quarters of 1993. Gross profit for the third quarter of 1994 was 16.7% compared to 15.6% for the same quarter of 1993. Improved operating performance and productivity improvements helped to mitigate the effect of lower overall selling prices. Additionally, in the first quarter of 1994, Mead lengthened the depreciable lives of certain paper mill equipment to twenty years from sixteen years. Without the depreciation change gross profit as a percent of sales would have been 15.8% for the third quarter and 15.9% for the first three quarters of 1994.

Third quarter 1994 selling, administrative, and research expenses increased 9.1% from the third quarter of 1993. For the first three quarters, these expenses have increased 9.3% over 1993 levels. Most of the increase came from higher sales-related expenses at Zellerbach and Mead Packaging and continuing restructuring costs, most notably at Zellerbach.

Other Revenues
- --------------

Other revenues were $2.9 million for the third quarter of 1994 and $.4 million for the first three quarters compared to $1.1 million and $6.3 million for the comparable periods of 1993. In the first quarter of 1994, Mead incurred $12.1 million ($7.4 million after tax, or 12 cents per share) in losses relating to adjustments to market of certain interest rate options, principally a one-time loss on the close-out of a leveraged written option embedded in an interest rate swap transaction with Bankers Trust Company.

Interest and Debt Expense
- -------------------------

Interest and debt expense was $27.7 million in the third quarter of 1994 compared to $23.2 million in the third quarter of 1993. Interest and debt expense for the first three quarters of 1994 increased 9.4% to $77.6 million in 1994 from $70.9 million in 1993. Higher interest rates and slightly higher debt levels in 1994 account for the increase.

Income Taxes
- ------------

The effective tax rate was 40.1% for the third quarter and 40.0% for the first three quarters of 1994. In 1993, the effective tax rates were 57.1% and 43.6% for the third quarter and first three quarters, respectively. Because of federal tax legislation enacted in the third quarter of 1993, Mead revalued its deferred tax liabilities and provided additional taxes on its income through the end of the third quarter to reflect the higher corporate tax rate. The effect of the deferred tax revaluation was a charge to earnings of $7.6 million ($.12 per share) in the third quarter of 1993.

Equity in Net Earnings of Investees
- -----------------------------------

Selling prices for wood products were strong throughout the third quarter of 1994. This, along with steadily improving demand and selling prices for pulp, were the main reasons for the increase in third quarter earnings from investees from $3.3 million in 1993 to $11.7 million in 1994. Year-to-date in 1994, wood products prices, though erratic, have averaged significantly higher than 1993 levels. Consequently, equity in net earnings of investees for three quarters was $35.4 million in 1994, more than twice the earnings of the same period of 1993. In British Columbia, Canada, where Mead's principal investee, Northwood Forest Industries, Ltd., is located, labor negotiations are proceeding in the pulp and sawmill industries. A tentative sawmill labor agreement was reached in late September but requires a vote of the union membership. The union representing pulp and paper mill employees has targeted another Canadian company to establish pattern bargaining for those mills.

Earnings from Discontinued Operations
- -------------------------------------

This caption represents the earnings of Mead Data Central (MDC), Mead's electronic publishing segment, which Mead has reached an agreement to sell to Reed Elsevier plc. For the first three quarters of 1994, both sales and earnings of MDC are significantly higher than 1993 levels. Increased search volume, particularly in Business Information Services, has accounted for some of the increase. Additionally, 1994 has benefitted from actions taken in 1993 to reshape and expand its sales force and to restructure the business with an emphasis on lowering costs. For the same reasons, third quarter sales were about 13% higher in 1994 than in 1993 and third quarter pre-tax earnings increased about 7% from the prior year.

Financial Data by Business
- --------------------------

Comparisons between 1994 and 1993 earnings in the following discussion have been made prior to the effect on depreciation expense resulting from the change in asset lives. This change increased earnings of the Paper segment by $21.3 million for the first three quarters of 1994 and the earnings of the Packaging and Paperboard segment by $10.4 million and approximately one-third of those amounts for the third quarter alone.

Third quarter 1994 sales to unaffiliated customers for the Paper segment were slightly higher than 1993. This increase was driven primarily by volume increases at Mead's Chillicothe, Ohio, Fine Paper mill and its Specialty Paper Division located in South Lee, Massachusetts, and from increased sales of excess pulp. For the first three quarters of 1994, sales of the Paper segment are sightly lower than 1993 levels, Throughout 1994, selling prices have averaged lower than 1993, particularly for Mead's Kingsport, Tennessee, Fine Paper mill. Toward the end of the third quarter, the segment has seen improvements in backlogs and demand in selected grades and is optimistic about realizing recently announced price increases, though some of the increase is a result of rising fiber costs. Due to weak selling prices throughout the segment and continuing losses at Kingsport, 1994 earnings on a comparable basis are about 8% below 1993 for both the third quarter and first three quarters.

In the Packaging and Paperboard segment, sales for the third quarter of 1994 were significantly higher than they were in 1993. For the first three quarters of 1994, sales are about 6% higher than in 1993. The third quarter of 1993 felt the effect of disappointing U.S. soft drink sales and weak economic conditions in Europe which resulted in downward pressure on sales volume and prices for Coated Natural Kraft (CNK) and products of Mead Packaging. Though sales volume has since rebounded, selling prices for CNK and beverage packaging have not. Announced selling price increases have been difficult to realize. Some pricing improvement, however, is expected at Mead Containerboard partially in response to rising linerboard costs in the converting operations. Because of weak selling prices, comparable earnings for the first three quarters of 1994 are about 14% behind 1993. However, this segment's earnings for the third quarter of 1994 have improved over 1993, partly because of poor 1993 market conditions, but also because of strong CNK production and Wood Products operations at Mead Coated Board.

Third quarter 1994 sales in Distribution and School and Office Products segment were about 7% higher than 1993 sales. For the first three quarters, sales have improved about 5% over 1993. Third quarter 1994 sales for Mead's Zellerbach distribution business exceeded 1993 levels in all three of its business units. At Mead School and Office Products, a higher mix of value-added products contributed to a year-to-date sales increase. Sales for the third quarter of 1994 were down slightly from 1993. Third quarter earnings for the segment were significantly higher in 1994 than 1993 due primarily to the success of the Mead School and Office Products back-to-school season. For the first three quarters, earnings are slightly behind last year. Higher operating expenses and continued costs of consolidating and restructuring at Zellerbach are the primary reasons.

Liquidity and Capital Resources
- -------------------------------

Mead's consolidated working capital was $384.2 million at October 2, 1994, compared to $380.3 at December 31, 1993. The current ratio at October 2, 1994, was 1.5 compared to 1.6 at December 31, 1993.

Borrowed capital (long-term debt) as a percent of total capital was 44.7% at October 2, 1994 in comparison to 46.3% at December 31, 1993.

As a result of the sale of MDC, Mead will net over one billion dollars in after tax proceeds. Mead has authorized a $350 million stock buyback over time and has authorized a debt committee of the Board of Directors to approve a program to repurchase $200 million to $300 million of long-term debt contingent upon successful completion of the sale of MDC. Mead has also announced its short term debt portfolio (much of which is classified as long-term debt) will be reduced

$200 million to $300 million after the sale is completed. Mead intends to reduce its debt to total capital ratio from its current level of 45 percent to its long term target range of 30 percent to 40 percent.

Mead has announced that it plans to sell its Kingsport, Tennessee, paper mill which primarily produces uncoated paper along with some coated specialty grades used for label stock. Part of Mead's Fine Paper division, the mill employees 830 people and had 1993 sales of approximately $135 million.

Capital expenditures totaled $217.9 million and $67.9 million for the three quarters and third quarter of 1994, respectively. In 1993, capital expenditures were $188.8 million for the three quarters and $64.1 million in the third quarter. Much of the 1994 spending was at the Escanaba, Michigan, and Chillicothe, Ohio, paper mills to upgrade Mead's coated paper system.

Mead also announced it will invest $85 million in capital improvements at its Mahrt Coated Board Mill in Phenix City, Alabama, to increase productivity and quality, and add incremental capacity. Spending is expected to start in 1995 and extend into early 1997.

Mead uses various financial instruments, including derivative products, with off-balance sheet risk, to manage its interest rate exposure. These derivatives include options, forward contracts and interest rate swaps. The current derivative portfolio includes:

     (A) Interest rate caps with notional amount of $400 million having an average strike rate of 10.1% and an average maturity of 4.4 years. Purchased caps give Mead the right to receive a payment to offset an increase in interest rates above strike rates. Mead uses caps to protect its floating rate debt from abnormal rate increases such as those experienced in the early 1980's.

     (B) Interest rate swaps with a notional amount of $275 million convert a floating rate liability into a fixed rate liability for one party and achieves the reverse for the other party. These swap agreements do not involve a transfer of any principal dollars, only the exchange of interest payments for a specified period. Mead uses swaps to adjust its mix of fixed and floating rate debt. The average fixed interest rate received is 5.8% for an average maturity of 3.0 years and the average fixed interest rate paid is 8.4% for an average maturity of
          4.7 years.

In the opinion of management, the risk of loss to the Company in the event of nonperformance by any counterparty under these agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's with the majority of the contracts executed with counterparties rated AA or higher by both agencies.

At the end of the third quarter, the Company paid a fixed rate or variable rate subject to a capped rate on 72% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.06 change in net earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $25.5 million less than the book value at the end of the third quarter of 1994.

The Company also uses foreign currency options and forward contracts to reduce the Company's risk due to foreign currency exchange rate movement. Gains and loses on these contracts generally offset losses and gains on the assets, liabilities, and transactions being hedged. These financial instruments are used to minimize exposure and to reduce risk from exchange rate fluctuations in the regular course of the Company's global business. Based on the opinion of management, no material exposure exists in any of these instruments.

PART II - OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     Reference is made to the first paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, regarding a lawsuit filed in March, 1989 by the Ohio Attorney General against Mead alleging violations of State solid waste and water pollution laws at two landfills (the Paint Street Site and the Storage Depot Site) owned and operated by Mead Fine Paper Division's Chillicothe, Ohio mill. A consent decree was entered in the proceeding on August 12, 1994. Mead agreed to obtain an NPDES permit for the Storage Depot Site, to refrain from operating spray fields, to perform post-closure monitoring, to extend the leachate collection system at the Paint Street Site, to pay a fine of $150,000, to pay costs of $10,000 and to make a contribution of $55,000 to State and Ross County, Ohio environmental community programs in settlement of the proceeding.

     Reference is made to the fourth paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, regarding an appeal entitled Beazer East Inc. v. The Mead Corporation, No. 93-3372, filed in the United States Court of Appeals for the Third Circuit. An opinion by the Court was filed September 12, 1994 which reversed the order of the United States District Court for the Western District of Pennsylvania which had granted summary judgment to Mead and dismissed Beazer's claim for contribution. The Court decided there was no "clear and unambiguous intent to transfer all CERCLA liability to Beazer" which leaves "both Beazer and Mead responsible for their fair share of the cleanup costs associated with the Coke Plant." The Court remanded the case to the United States District Court for the Western District of Pennsylvania for further proceedings on Beazer's contribution claim. Mead has filed a motion with the Court to reconsider its decision. The potential costs and damages associated with this proceeding are not determinable at this time.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (10) Material Contracts:

               (1) Purchase Agreement dated October 4, 1994 between The Mead
                   Corporation and Reed Elsevier plc.

          (11.1), (11.2), (11.3) Calculations of Net Earnings per Share.

          (27) Financial Data Schedule

     (b) No current reports on Form 8-K were filed with the Commission in the third quarter of 1994.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1994


THE MEAD CORPORATION
   (Registrant)



By  W. R. Graber
    -----------------------------
    W. R. Graber
    Vice President and
    Chief Financial Officer