Form 10-K/A
period 1993-12-31
MEAD CORP
filed 1994-11-22
CIK 64394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  FORM 10-K/A
           [X] AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1993
                                     OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to _________Commission File No. 1-2267


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has beensubject to such filing requirements for the past 90 days. Yes X No __.

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1993 to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 1994 and 1993. The Mead Corporation is issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
________________________________________________________________________________

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:

       Statements of Financial Condition as
       of August 31, 1994 and 1993                                           2

        Statements of Income and Changes in
        Participants' Equity for the Years
        Ended August 31, 1994, 1993 and 1992                                 3

NOTES TO FINANCIAL STATEMENTS                                                4-5

EXHIBITS:

      Independent Auditors' Consent                                            6

       Signatures                                                              7

INDEPENDENT AUDITORS' REPORT


Director of Benefits
The Mead Corporation Employees Stock Purchase Plan:

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan as of August 31, 1994 and 1993, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of The Mead Employees Stock Purchase Plan at August 31, 1994 and 1993, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 1994, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

October 24, 1994
Dayton, Ohio

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION, AUGUST 31,
________________________________________________________________________________

ASSETS                                                     1994          1993
                                                        ----------     ---------
Common Shares of the Mead Corporation,
 at market (Note B)                                     $1,340,623     $1,298,800
Dividends receivable                                         6,337          6,475
Cash                                                        58,334         79,909
Participants' payroll deductions
 receivable                                                 39,328         37,869
                                                         ---------     ----------
                                                        $1,444,622     $1,423,053
                                                        ==========     ==========

LIABILITIES AND PARTICIPANTS' EQUITY

Current plan year distribution due to
 participating employees                                $1,243,916     $1,162,856
Amounts due to terminated employees and
estates of deceased employees                                5,910         13,586
Advance payment of contribution from
 The Mead Corporation                                      156,497        205,651
                                                        ----------     ----------
                                                         1,406,323      1,382,093

Participants' equity                                        38,299         40,960
                                                        ----------     ----------
                                                        $1,444,622     $1,423,053
                                                        ==========     ==========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31,
________________________________________________________________________________

                                            1994        1993        1992
                                         ----------   ----------   ---------

INCREASES IN PARTICIPANTS'
 EQUITY:
  Investment income - dividends
   on Mead Common Shares                $   13,147   $   13,375   $  11,047
  Unrealized appreciation of
   Mead Common Shares                      159,096      148,422      17,210
  Contributions and deposits:
    The Mead Corporation and
     subsidiaries                           72,855       80,161      81,181
    Participating employees              1,022,574      972,799     929,474
                                        ----------   ----------  ----------
TOTAL INCREASES                          1,267,672    1,214,757   1,038,912
                                         ----------   ----------  ----------
DECREASES IN PARTICIPANTS'
 EQUITY:
  Cash distributions to
   withdrawn, terminated or
   deceased employees:
    From current year
     contributions                          24,181       30,697      22,406
    From prior years'
     contributions                           2,236        2,366       1,660
    Mead Common Share
     distributions:
      24,632 shares - 1994               1,243,916
      24,353 shares - 1993               1,162,856
      26,697 shares - 1992                            1,011,106
                                        ----------   ----------  ----------
TOTAL DECREASES                          1,270,333    1,195,919   1,035,172
                                        ----------   ----------  ----------
NET INCREASE (DECREASE) IN
 PARTICIPANTS' EQUITY                       (2,661)      18,838       3,740

PARTICIPANTS' EQUITY -
 Beginning of plan year                     40,960       22,122      18,382
                                        ----------   ----------  ----------
PARTICIPANTS' EQUITY- End of
 plan year                              $   38,299   $   40,960   $  22,122
                                        ==========   ==========   =========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1994, 1993 AND 1992
________________________________________________________________________________

A.         PLAN DESCRIPTION

           The Mead Corporation Employees Stock Purchase Plan (Plan) permits certain employees of The Mead Corporation and subsidiaries to purchase Mead Common Shares through payroll deductions. Individuals eligible to participate in The Mead Salaried Savings Plan may not participate in the Plan. Generally, eligible participants must be full-time hourly employees over the age of twenty-one with one year of service and must be employed at a location specified in the Plan.

           Participating employers also make contributions to the Plan on behalf of the participants at a rate of 12.5% of participant contributions.

           The Plan distributes Mead Common Shares to participants at or near the end of each fiscal year. Employees who cease employment or voluntarily withdraw from the plan during the year receive a refund of their deposits.

B.         COMMON SHARES OF THE MEAD CORPORATION

           The principle followed in determining the cost of securities purchased and distributed is specific identified cost. The Plan's transactions relating to Common Shares of The Mead Corporation are as follows:

                                        Number      Shares      Unrealized    Shares at
                                        of Shares   at Cost     Appreciation  Market Value
                                        ---------   ----------   ------------ ------------
           Balance at August 31, 1991     28,412    $  898,033      $ 82,181    $ 980,214
           Shares purchased               27,700     1,033,337                 ==========
           Shares distributed            (28,015)     (885,554)      (81,033)
           Appreciation                                               17,210
                                          -------     ----------     --------


           Balance at August 31, 1992     28,097     1,045,816        18,358   $1,064,174
           Shares purchased               25,800     1,096,833                 ==========
           Shares distributed            (26,697)     (993,662)     (16,967)
           Appreciation                                148,422
                                         -------    ----------      --------

           Balance at August 31, 1993     27,200     1,148,987       149,813   $1,298,800
           Shares purchased               23,700     1,045,147                 ==========
           Shares distributed            (24,353)   (1,028,671)    (133,749)
           Appreciation                                             159,096
                                         -------    ----------      --------

           Balance at August 31, 1994     26,547    $1,165,463      $175,160   $1,340,623
                                          =======    ==========      ========   ==========

C.         TAXES

           All of the income of this Plan will be distributed and is taxable directly to the participants. Accordingly, no income will be taxable on the trust which forms a part of the Plan; therefore no provision for income taxes is required for the Plan. Under the grantor trust rules of the Internal Revenue Code Section 671, the trust which forms a part of this Plan is not a tax paying entity. Matching contributions are taxable as additional compensation to the participants.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-37960 on Form S-8 of our report dated October 24, 1994, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in the Form 10-K/A, Amendment No. 3, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1993.



DELOITTE & TOUCHE LLP

Dayton, Ohio
November 21, 1994

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                                 THE MEAD CORPORATION
                                                (Registrant)


Date:  November 22, 1994                        By:  WILLIAM R. GRABER
                                                   --------------------------
                                                    William R. Graber
                                                    Vice President and
                                                    Chief Financial Officer
                                                   (principal financial officer)


                                                 THE MEAD CORPORATION


Date:  November 22, 1994                      By:   JAMES D. BELL
                                                    -------------------------
                                                    James D. Bell
                                                    Director, Benefits





















SEC\10K\FORM10KA.AM3
112294dlw