Form 10-K
period 1994-12-31
MEAD CORP
filed 1995-03-16
CIK 64394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1994
                                       OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
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

     Common Shares Without Par Value                    New York Stock Exchange
      and Common Share Purchase Rights                  Chicago Stock Exchange
                                                        Pacific Stock Exchange
     9% Debentures due 2017                             New York Stock Exchange
                           _________________________

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

                           _________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           _________________________

     As of January 27, 1995, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,037,962,000 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

     The number of Common Shares outstanding at February 28, 1995 was
57,941,098.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 1995, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 16, 1995.
================================================================================

                                     PART I

Item 1. Business

     Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes school and office supplies, distributes paper and other industrial supplies.

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

Segment Information

     Segment information is also included in Note T on page 55.

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

     Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative laminating papers. This division also manufactures and sells absorbent, filter, synthetic fiber and other specialty papers. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

     The Mead Pulp Sales division sells market pulp worldwide manufactured by Northwood Pulp and Timber Ltd. of Canada, Aracruz Celulose S.A. of Brazil, and Escanaba Paper Company. Mead Pulp Sales also sells through its affiliates

International Fibre Sales in Europe and Pulp Asia Ltd. in Japan, and through independent agents in all major pulp consuming areas of the world.

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

     Mead Coated Board, Inc., a wholly-owned subsidiary of Mead, operates a coated paperboard mill near Phenix City, Alabama, sawmills in Cottonton, Alabama and Greenville, Georgia, and owns various timberlands in Alabama and Georgia. The subsidiary is engaged primarily in the manufacture of coated natural kraft products used by the beverage packaging industry and by manufacturers of folding cartons for soaps, food products, hardware and apparel. The entire output of the Phenix City mill is sold by Mead Coated Board, Inc. to the Mead Coated Board division. The division sells approximately 50% of the mill output to the Mead Packaging division. The remainder is sold to a wide range of domestic and foreign carton converters. The division's customers are most concerned about physical strength properties of the paperboard and its quality for reprographics. Mead started up a new CNK(R) paperboard facility adjacent to the Phenix City mill in late 1990, and has constructed additional sheeting facilities in foreign countries to handle a portion of the increased capacity. In 1993, the division commenced operations at new facilities at the Phenix City mill designed to enable the division to meet beverage packaging customer demand for post-consumer recycled content.

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

                           Forest Products Affiliates

     Northwood Forest Industries Ltd. ("Northwood"), which is owned 50% by Mead and 50% by Noranda Forest Inc. ("Noranda"), manufactures bleached softwood kraft pulp at its 1,600 short ton-per-day mill in Prince George, British Columbia. The principal markets for its pulp are in the United States, western Europe and Japan. Lumber and plywood products are also produced at Northwood's five sawmills and its plywood plant in British Columbia. Northwood has the annual capacity to produce over one billion board feet of lumber and 175 million square feet of plywood (3/8-inch basis). Northwood's solid wood products' operations provide about 760,000 tons (Metric ODT) of wood chips or 70% of the fiber requirements for the pulp mill. A wood preserving operation also treats lumber and custom treats plywood from other sources.

     Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Noranda located in Bemidji, Minnesota, has the annual capacity to produce approximately 340 million square feet of oriented structural board (3/8-inch basis).

     All of the wood products produced by Northwood and Panelboard are sold through a subsidiary of Noranda primarily in North America with approximately 20% sold to export markets. All of the market pulp produced by Northwood is sold by Mead Pulp Sales. Mead has a long-term contract with Northwood pursuant to which Mead is entitled to purchase such of Northwood's pulp production as it may require.


                                  Timberlands

     Mead obtains most of its wood requirements from private contractors or suppliers and from Company owned timberlands. The annual wood requirement for Mead's wholly-owned operations is approximately 7,500,000 tons, of which approximately 18% is obtained from timberlands owned or leased by Mead.

     The approximate annual requirement of wood for both Northwood and Panelboard is 5,800,000 tons. At Northwood, the majority of wood is obtained from Crown Lands through various types of cutting rights which are terminable or renegotiable at the government's initiative and from third parties having similar cutting rights. At Panelboard, wood is obtained from both private landowners and various governmental sources (federal, state and county).

     As of December 31, 1994, Mead owned or controlled approximately 1,350,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements which expire at different times through 2027.

                  Distribution and School and Office Products

     Zellerbach, Mead's distribution division, is a national distribution business which distributes a full line of printing papers, industrial supplies and packaging materials and equipment. These products are distributed through a network of wholesale locations and printer-supply retail outlets. The business units carry inventory or order products against sales orders, depending upon the product and service requirements. Zellerbach distributes not only products of Mead, but also those of several hundred other manufacturers. In the distribution of paper and other products, competing merchants frequently distribute products of the same supplier.

     The Mead School and Office Products division manufactures and distributes a line of school supplies (including filler paper, wirebound notebooks, portfolios and looseleaf binders) as well as a line of office supply products (including envelopes, filing supplies and vinyl folders and binders). The division's products are distributed primarily through mass market retailers, office supply superstores and warehouse clubs. The school supply segment is highly seasonal with inventories beginning to be built in the winter and spring for shipment in late spring and summer, while the home and office products portion of the business is generally less seasonal in nature. Manufacturing and distribution is done from seven United States plants/distribution centers and one in Canada. The division also has a small manufacturing facility operated in Nuevo Laredo, Mexico.

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

                                  Competition

     Mead competes on a world-wide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Fine Paper and Publishing Paper divisions compete with numerous other major paper manufacturers. The Specialty division competes primarily with North American and European based decorative laminating papermakers. The Gilbert division competes with a number of other manufacturers of premium cotton, sulfite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleach sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and one other global systems-based multiple packaging supplier. The Containerboard division competes primarily with container producers in several market areas. The Zellerbach division competes with national and regional merchant chains, as well as independent local merchants. The School and Office Products division competes with national and regional converters, some with broad product offerings and others focused on narrow product segments.

                          Employee and Labor Relations

     Mead employs approximately 16,100 persons, of whom approximately 7,500 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood, employs approximately 2,400 persons. Mead and Northwood have approximately 50 labor agreements currently in force of which approximately one-third are subject to renegotiation each year.

     Mead's employee relation policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1994 were concluded without any strikes.

                Trademarks, Trade Names, Patents, and Franchises

     Mead has a large number of trademarks and trade names under which it conducts its business, including "Mead," "Mead Papers," "Mead Packaging," "Zellerbach," "Z," "Montag," "Super Shades," "Trans/Rite," "Trans/Tab," "Duodozen," "Cluster-Pak," "Cambridge," "Chief," "Apex," "Info," "Moistrite," "Trapper," "Trapper Keeper," "Neatbook," "Gilbert," "Gilcrest," "OPAS," "Signature," "CNK," "Five Star," "First Gear," "Neu-Tech," "Esse," "Organizer," "Spiral," "sig-NATURE," "Management Series," "NO! RULES," "Duraline," "Appli," "Duoply," and many others. Mead also has a great number and variety of patents, patent rights, licenses and franchises relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

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

     During the past five years (January 1, 1990 - December 31, 1994), Mead (including its share of Northwood expenditures) constructed air and water pollution control and other environmental facilities at a cost of approximately $91.8 million. Significant environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, air emission controls and the construction of solid waste disposal facilities. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes, though management anticipates that these expenditures will increase as regulatory requirements become more stringent. Taking these uncertainties into account, Mead estimates that in the next five years it may be required to incur expenditures of approximately $334 million.

     A substantial portion of the expected increase in capital expenditures for the next five years is related to new regulations under the Clean Air Act and Clean Water Act, which are expected to be promulgated in final form by the United States Environmental Protection Agency ("USEPA") in early 1996. These regulations, proposed in December 1993, are intended to reduce air and water discharges of specific substances from pulp and paper mills in the United States, and to require installation of additional pollution control equipment based on best available technology. The American Forest and Paper Association estimates that these regulations, if implemented in their present form, could cost the pulp and paper industry over $10 billion in capital expenditures, and force the closing of approximately 30 plants and the loss of an estimated 19,000 mill jobs. Mead believes, based on a review of Mead's operations, that implementation of the proposed regulations in their present form could significantly increase Mead's capital investments and operating costs over the next five years. Mead opposes these regulations as proposed because it believes that the environment can be protected for billions of dollars less in capital investment and without a significant negative impact on the United States pulp and paper industry's competitive position worldwide. Mead expects that the proposed regulations will be modified before being issued in final form in 1996.

     The USEPA issued proposed regulations implementing the Federal Great Lakes Critical Programs Act of 1990 ("GLCPA") in 1993, which was enacted as a result of an agreement between the United States and Canada in the 1970s to seek greater consistency for water quality standards among the Great Lakes states. The proposed regulations establish minimum water quality criteria, anti-degradation policies and implementation procedures. Current industry estimates indicate that compliance with these proposed regulations may cost affected forest products companies, in the aggregate, over $800 million. In September 1993, in response to the USEPA's request for comments on the proposed regulations, and based on certain assumptions and uncertainties described in Mead's comment letter, Mead estimated that the cost of complying with the proposed regulations, in respect of Mead's Escanaba facility, could range from $100 million to $150 million in capital expenditures, with a significant increase in annual operating costs. These costs are not included in Mead's anticipated environmental expenditures discussed above. Mead opposes these regulations as proposed because Mead believes they are unnecessary and unreasonable. At this time, Mead cannot make any conclusions as to the effect of the final rules, which are expected to be promulgated by the USEPA in 1995.

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

     Dioxin currently cannot be detected under normal operating conditions in treated effluents from Mead's three U. S. bleached paper mills. Taking into account current regulatory efforts and the process and control equipment installed at Mead's bleached paper mills, management does not believe that any required actions in response to dioxin concerns will have a material adverse effect on the Company.

     Mead has been notified by the USEPA and by several state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at 13 sites currently operated or used by Mead. Mead is also currently named as a potentially responsible party ("PRP"), or has received third party requests for contributions, in several superfund proceedings under federal, state and local laws with respect to at least 18 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $40 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next five years discussed above.

Item 2. Properties

     Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased, including properties which are leased from corporations the common shares of which are owned by The Mead Retirement Master Trust, and certain warehouses which are owned or leased and managed by third parties for Zellerbach, Mead owns all of the properties described herein. For additional information regarding leases see Note P on page 53. For additional information concerning Mead's timberlands and properties of affiliates, see
Item 1. Business.

     Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed below:

Business Unit                   Facility Locations           Principal Use
- ---------------------------  -------------------------  ------------------------
Fine Paper                   Chillicothe, Ohio          Pulp mill, coated,
                                                        uncoated and carbonless
                                                        paper mill

                             Indianapolis, Indiana      Carbonless coating
                                                        facility

                             Kingsport, Tennessee/1/    Pulp mill, coated and
                                                        uncoated paper mill

Publishing Paper             Escanaba, Michigan         Pulp mill, coated paper
                                                        mill

Gilbert Paper                Menasha, Wisconsin         Cotton and recycled
                                                        content and specialty
                                                        paper mill

- -------------------------

/1/ Mead announced in 1994 its intention to seek a buyer for this facility

Specialty Paper              South Lee, Massachusetts   Decorative laminating
                                                        and specialty papers
                                                        mills

Packaging                    Anniston, Alabama          Paperboard packaging,
                             Atlanta, Georgia           multiple packaging
                             Godfrey, Illinois          systems for beverage
                             Fairless Hills,            and food, packaging
                             Pennsylvania               machinery manufacturing
                             Ajax, Ontario, Canada      or repair facilities
                             Chateauroux, France        and ink manufacture
                             Trento, Italy
                             Roosendaal, The
                             Netherlands
                             Trier-Ehrang, Germany
                             Bristol, England
                             Shimada, Japan
                             Bilbao, Spain
                             Buenos Aires, Argentina
                             Santiago, Chile

Containerboard               8 plants within the        Corrugated shipping
                             United States located      containers
                             primarily in midwest and   manufacturing facilities
                             southern regions

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

School and Office Products   7 manufacturing and        Home, office and school
                             distribution locations     products manufacturing
                             throughout the United      and distribution
                             States, one in Toronto,    facilities
                             Ontario, Canada and one
                             manufacturing location
                             in Nuevo Laredo, Mexico

Zellerbach                   48 wholesale locations     Paper, packaging
                             throughout the United      equipment and supplies
                             States; one converting     distribution facilities
                             operation; 35
                             printer-supply retail
                             outlets; and 5 third
                             party warehouses


Item 3. Legal Proceedings

     In September 1993 Mead signed a Consent Order with USEPA under Section 3008(h) of the Resource Conservation and Recovery Act with respect to a landfill (the Storage Depot Site) owned and operated by Mead Fine Paper division's Chillicothe, Ohio, mill. Pursuant to the terms of that Order, Mead will undertake certain investigative and remedial work designed to control releases of hazardous substances from the Site. Work has begun and is expected to continue through 1995. Mead believes that the U.S. Navy is legally responsible for the groundwater contamination at the Storage Depot Site, including the cost of implementing the Consent Order. In 1992, Mead filed a declaratory judgment action against the U.S. Navy seeking to have the Navy take responsibility for any required remediation. In 1993, both Mead and the U.S. Navy filed motions for partial summary judgment on the issue of liability, and allocation of responsibility for clean up costs, both of which motions were denied in January 1994. Attempts to mediate this proceeding ended in October 1993 without any resolution. Proceedings continue in court.

     In March 1991, Mead was served with a complaint entitled Beazer East Inc.
                                                              ----------------
v. The Mead Corporation, C.A. No. 91-0408, filed in the United States
- -----------------------
District Court for the Western District of Pennsylvania. The complaint alleges that the USEPA seeks to require Beazer to conduct a site-wide environmental investigation regarding hazardous substances, wastes and constituents at the Woodward Facility located in Dolomite, Alabama, and to propose preferred corrective measures for the site. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. The complaint alleges that Mead is liable to Beazer for contribution for past and future costs to be incurred by Beazer as a result of any corrective measures required at the site. In October 1992, the district court granted Mead's motion to dismiss all of plaintiff's allegations in this proceeding except those relating to alleged liability under CERCLA and alleged indemnity under the 1974 sale contract. In June 1993, the court granted Mead's motion for summary judgment and dismissed the case. This decision was reversed by the United States Court of Appeals for the Third Circuit in September 1994. Proceedings continue in court regarding Beazer's contribution claim. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition or results of operation of the Company.

     The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (formerly owned by Mead) is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In June 1994 Mead agreed with TDEC to commence a removal action at the closed coke plant site to permit demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. The removal action was completed by December 1994. In August 1993, the federal Agency for Toxic Substances and Disease Registry ("ATSDR") issued a health advisory for a site identified as the Tennessee Products Site, which included the coke manufacturing facility formerly owned by

Mead. In January 1994, the USEPA proposed adding the Tennessee Products Site to the National Priorities List ("NPL"). Mead objected to the proposed listing on several grounds, but in particular because of the inclusion of the coke facility with non-contiguous, geographically distinct properties in the area, including the Chattanooga Creek. In November 1994, the USEPA sent special notice letters under CERCLA to several PRPs, including Mead, regarding the performance of a remedial investigation/feasibility study ("RI/FS") of the aggregated Tennessee Products Site. The PRPs, including Mead, have responded that they will not perform an RI/FS on the aggregated site. A preliminary PRP search by USEPA indicates that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, formerly a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not believe that this proceeding will have a material adverse effect on the financial condition or results of operation of the Company.

     In March 1994, Mead received a Notice of Violation from USEPA for alleged violations of the Ohio State Implementation Plan ("SIP") under the Clean Air Act and an Order to conduct a compliance test on one of its boilers. USEPA had alleged that on two occasions emissions of particulate matter from one of the boilers at the Mead Fine Paper mill in Chillicothe, Ohio exceeded levels allowed under the SIP. Subsequent tests have demonstrated compliance. No penalties were assessed and Mead does not anticipate any further action in this proceeding.

     Mead has been informed by Ohio EPA that it is contemplating an enforcement action seeking penalties from Mead for various alleged, unrelated air violations at the Mead Fine Paper mill in Chillicothe, Ohio dating back to 1989. The alleged violations concerned particulate emissions from a coal-fired boiler in 1989, the absence of a permit for the facility's chlorine unloading station and the untimely installation of equipment to control odors. Ohio EPA and Mead are discussing these allegations, and Mead does not believe that any such proceeding will have a material adverse effect on the Company.

     Additional information is included in Part I, Item 1, "Business-- Environmental Laws and Regulations," Note M on page 47 and Note Q on page 54.

     Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, will not have a material adverse effect on the financial condition or results of operations of Mead.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Company

     The Executive Officers of Mead as of February 1, 1995, their ages, their positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:

    Name              Age                 Position and Offices
    ----              ---                 --------------------
William R. Graber     51     Vice President and Chief Financial Officer since
                             December 1993; prior to that Vice President and
                             Treasurer since April 1993; Treasurer since
                             September 1992; Controller since April 1991;
                             Manager, Finance Operations, Motor Business,
                             General Electric Company ("GE") since July 1990;
                             prior thereto Manager, Financial Service
                             Operations, GE Aircraft Engines.

Elias M. Karter       54     Vice President, Operating Officer since July 1994;
                             prior to that Vice President, Manufacturing &
                             Technology.

Raymond W. Lane       46     Vice President, Operating Officer since July 1994;
                             prior to that President of Mead School and Office
                             Products Division.

Steven C. Mason       58     Director; Chairman of the Board and Chief Executive
                             Officer since May 1992 and President since December
                             1994; Vice Chairman during April 1991 to May 1992;
                             prior to that President and Chief Operating
                             Officer.

Charles J. Mazza      52     Vice President, Human Resources.

Wallace O. Nugent     56     Vice President, Purchasing and Logistics since
                             January 1993; prior to that Vice President,
                             Marketing and Supply.

Thomas E. Palmer      55     Vice President and General Counsel since September
                             1991; prior to that a partner with Squire, Sanders
                             & Dempsey.

Jerome F. Tatar       48     Vice President, Operating Officer since July 1994;
                             prior to that President of Mead Fine Paper
                             Division.

All Executive Officers of Mead are elected annually by the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE
- ------------------------------
                                   1994             1993
                             ----------------  ----------------
                              High      Low     High      Low
                             -------  -------  -------  -------
First quarter                $48.125  $39.750  $45.875  $37.500
Second quarter                46.250   39.125   47.375   40.500
Third quarter                 52.875   42.000   48.500   41.250
Fourth quarter                53.250   43.375   45.750   39.500

DIVIDENDS PAID PER COMMON SHARE
- -------------------------------
                                    1994               1993
                                    ----               ----
First quarter                      $ .25              $ .25
Second quarter                       .25                .25
Third quarter                        .25                .25
Fourth quarter                       .25                .25
                                 -------            -------
Year
                                   $1.00              $1.00
                                 =======            =======

     The number of Common shareowners of record as of February 28, 1995, was 57,941,098. See Note H on page 42 for information regarding the amount of retained earnings available for dividends.

Item 6. Selected Financial Data
Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources

                     (All dollar amounts in millions, except per share amounts)
- ------------------------------------------------------------------------------------------------------
     December 31                                   1994       1993       1992       1991       1990
- ------------------------------------------------------------------------------------------------------
Operations:
      Net sales                                  $4,557.5   $4,239.0   $4,208.4   $4,109.7   $4,332.3
      Earnings from continuing operations            89.6       95.7       13.7       26.2       94.1
      Earnings from continuing operations per
        common and common equivalent share           1.52       1.61        .23        .45       1.51
Liquidity:
      Working capital                               806.5      380.3      375.2      284.5      273.9
      Current ratio                                   1.7        1.6        1.6        1.4        1.4
      Net cash provided by
        operating activities                        327.0      326.5      303.8      227.5      302.3
Assets:
      Property, plant and equipment-net           2,313.9    2,239.6    2,175.1    2,202.1    2,200.1
      Total assets                                4,862.6    4,073.3    3,934.4    3,900.4    3,807.8
Capital:
      Borrowed capital-long-term debt               957.7    1,360.0    1,317.5    1,300.4    1,245.0
      Equity capital                              2,182.6    1,578.0    1,495.4    1,478.4    1,531.3
                                                 --------   --------   --------   --------   --------
      Total capital                              $3,140.3   $2,938.0   $2,812.9   $2,778.8   $2,776.3
Borrowed capital as a percent of total capital       30.5%      46.3%      46.8%      46.8%      44.8%
Cash dividends per common share                  $   1.00   $   1.00   $   1.00   $   1.00   $    .97

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              REVIEW OF OPERATIONS
                              --------------------

OVERVIEW OF 1994
- ----------------

Mead's earnings (excluding the effect of significant items) improved over 1993 and 1992 levels. Driving the continued earnings growth were significantly improved results from Mead's Northwood affiliates; the Fine Paper division's Chillicothe, Ohio, paper mill; the Coated Board, Containerboard, Specialty Paper, and School and Office Products divisions; and the positive effect of a change in depreciable lives of most paper mill equipment. Earnings from Mead's Packaging and Zellerbach divisions were lower than in 1993 and 1992.

Sales increased on higher sales volumes in nearly all Mead's businesses. Pricing, which had remained at depressed levels in most businesses for several years, began to strengthen in 1994. For pulp and containerboard, prices began to improve by mid-year. In paper and coated board, price increases began to improve near year-end, with average prices for the year still below 1993 levels for most grades.

Pulp prices recovered in 1994 for Mead's affiliate, Northwood Forest Industries, though a sharp increase in fiber costs delayed earnings increases from pulp operations until late in the year. Prices for wood products, which had been very strong in 1993, moderated somewhat during the year.

Within Mead's paper operations, sales volumes increased modestly over 1993 and 1992 levels. Strong volume growth and further productivity improvements, especially at Chillicothe, drove earnings improvement. Price increases in coated paper began to be realized in the fourth quarter.

Mead Coated Board continued sales volume growth over 1993 and 1992, increasing earnings through cost control despite lower average prices for coated board. Sales at Mead Packaging rebounded from a drop in 1993, but competitive pressures on pricing and generally weaker foreign markets for most of the year resulted in lower earnings. For the Containerboard division, demand and prices improved significantly. Strong converting volume and mill operations at the Stevenson, Alabama, mill led to an earnings improvement over 1993.

Sales grew at Zellerbach in all three of its business units, printing paper, packaging and industrial supplies, as the market began to strengthen in the second half of the year. However, margins did not improve due to higher operating costs and restructuring charges which reduced results compared to 1993 and 1992.

School and Office Products continued its growth in sales and earnings over 1993 and 1992 levels. Strong operating results were driven by growing sales in its fashion lines of school and office supplies and the successful introduction of new licensed products.

OPERATING RESULTS
- -----------------

Sales from continuing operations increased to $4.558 billion in 1994, compared to $4.239 billion in 1993 and $4.208 billion in 1992. The gains in 1994 over 1993 came primarily from volume increases, with pricing improvements in most products coming after mid-year.

                                        Earnings Per Share Analysis
                                        ---------------------------
                                         1994        1993      1992
                                         ----        ----      ----
Continuing operations before the
  following items                       $ 2.29       $1.73    $1.43
Significant items                         (.77)                (.90)
Sale of business                                               (.30)
Effect of tax rate change                             (.12)
                                        ------       -----    -----
Continuing operations                     1.52        1.61      .23
Discontinued operations                   9.87         .47      .40
Extraordinary item                        (.18)
Cumulative effect of change in
  accounting principle                                          .58
                                        ------       -----    -----
Net earnings                            $11.21       $2.08    $1.21
                                        ======       =====    =====
- ----------------------------------------------------------------------

In 1994, the Company realized a gain of $10.05 per share from the sale of Mead Data Central. Discontinued operations also included Mead Data Central's operating earnings through the sale date; adjustments affecting Mead's discontinued reinsurance business; and charges related to environmental matters at Mead's previously discontinued Industrial Manufacturing segment. The extraordinary item in 1994 was for losses associated with the extinguishment of debt. The company also recorded a number of other significant items totaling $.77 per share. Those items included charges for the estimated loss from the sale of the Kingsport, Tennessee, paper mill, facilities consolidation and related severance primarily at Zellerbach, the negative effect of an unusually large dollar amount of pension settlement payments and other smaller matters. Also included in significant items is the positive effect of an amount for Mead's share of Northwood's earnings due to refunds of countervailing duties on lumber exports from Canada in prior years.

In 1994, effective January 1, the depreciable lives of certain paper mill equipment were changed to 20 years from 16 years to more closely reflect the current service lives of the assets. The change increased net earnings by $27 million or $.42 per share for the year.

In 1992, earnings from continuing operations were reduced by a provision for a comprehensive performance improvement program which resulted in an after tax charge of $53 million or $.90 per share related to continuing operations, and by a $18 million after tax or $.30 per share charge on a loss on the sale of the Ampad office products business.

In 1992, Mead adopted Statement of Financial Accounting Standards (SFAS) No. 109, requiring the determination of all income tax liabilities at current rates. The effect of adopting the new standard was an increase in net earnings of $34 million, or $.58 a share.

Depreciation, amortization and depletion of property, plant and equipment amounted to $188 million in 1994, compared with $222 million in 1993 and $211 million in 1992.


                                     PAPER

- --------------------------------------------------------------
Segment Summary (in millions)      1994       1993      1992
- ---------------                  ---------  --------  --------
Sales                            $1,156.8   $1,111.4  $1,090.6
                                 ========   ========  ========
Earnings before significant
  items and income taxes            137.9      101.9      85.6
Significant items                   (65.9)               (22.3)
                                 --------             --------
Earnings before income taxes     $   72.0   $  101.9  $   63.3
                                 ========   ========  ========
- --------------------------------------------------------------

Mead's paper segment earnings before significant items and income taxes improved 35% versus 1993, driven by increased volume and stronger operating results, especially at the Chillicothe and Specialty paper mills, and a $28.7 million reduction in depreciation expense due to a change in depreciable lives of most paper mill equipment. Sales increased by 4% in 1994 to $1.157 billion. Sales volume growth came from increases in both production and shipments from inventory. In 1993, earnings before significant items and income taxes improved 19% over 1992 on a 2% increase in sales and an 11% volume growth.

Prices, which had been at depressed levels for several years, began to show improvement in the second half of the year as demand for paper strengthened rapidly. Prices began to improve after mid-year for uncoated paper, and near year-end in coated grades.

Industry capacity for coated papers is expected to increase less than 2% annually from 1995-97. In 1995, continued economic strength in the United States and Europe is expected to keep demand for paper high.

Segment earnings for 1994 also include a charge for the estimated loss on the sale of the Kingsport, Tennessee, mill and other smaller items.

Mead Publishing Paper
- ---------------------

The Publishing Paper division produces more than 500,000 tons of medium-weight coated paper annually for book and magazine publishers, and catalog and commercial printers.

Sales volume ran slightly ahead of last year. However, prices, which had been falling since 1991, fell even further during the first half of 1994. Prices began to improve after mid-year, though average selling price for the year was below 1993. Continued productivity improvement partially offset the price decline, and earnings were ahead of 1993. Sales and earnings in 1993 increased over 1992.

An overall strengthening of the domestic and European economies at mid-year began to firm demand for coated paper. Orders and backlogs grew, and, by the fourth quarter, paper was on allocation and prices began to recover. Strong demand is expected to continue in 1995 along with further strengthening of prices. Paper is expected to remain in tight supply as no major capacity additions have been announced in the marketplace.

Substantial progress was made on two major capital programs. Following paper machine modifications completed in 1994, the division introduced a new coated paper product, Vision(TM), based on proprietary technology that improves the quality of the printing surface. Another capital project, to be completed in 1995, will improve grade mix by enabling the mill to produce double coated web and sheet grade paper of superior quality. These capital programs will be completed for less than $100 million.

Mead Fine Paper
- ---------------

Mead Fine Paper produces both coated and uncoated papers for business and specialty uses and is a leading producer of carbonless paper.

Division sales improved modestly, and operating earnings before significant items and income taxes improved as a result of strong operations at the Chillicothe, Ohio, mill. Continued productivity improvements that included improved mix of coated and carbonless grades, higher production volume and good cost control combined to offset weak pricing which existed for most of the year. In 1993, weak market conditions held sales growth to a modest increase over 1992, but earnings improved significantly over 1992 levels through improved productivity and cost controls.

Weak market conditions and depressed prices during 1992 and 1993 continued through the first half of 1994. Demand and prices began to strengthen in the second half for uncoated paper and near year-end for coated paper. Continued market strength and further price improvement should drive sales and earnings growth in 1995. Increases in fiber costs are expected to be more than offset in 1995 by higher pricing, improved grade mix and volume as well as other cost reductions at the Chillicothe mill.

The $111 million capital investment project which is upgrading coated paper quality at Chillicothe is on schedule and will be completed early in 1995. During 1994, new carbonless paper products were introduced.

Mead announced in October its plans to sell the Kingsport, Tennessee, mill which primarily produces uncoated papers and some coated label grades. The mill's sales have remained flat since 1992. Operating results in 1994 and 1993 were significantly below 1992 results.

Mead Specialty Paper
- --------------------

Mead Specialty Paper manufactures saturating papers for decorative laminates used in commercial and home construction, remodeling and furniture; and, specialty grades in various industrial applications, including automobiles.

The division's earnings improved sharply in 1994 over 1993. The improvement was driven by increased volume in strengthening markets and significant productivity improvements. The U.S. housing market, both in housing starts and remodeling expenditures, which had begun to improve in 1993, strengthened further in 1994. The U.S. automotive market was strong, and European markets also recovered in 1994.

Growth continued during the year for the division's products in low pressure laminates and in overlay used in flooring applications. With continued market strength, the division's current high volume is expected to remain in 1995. However, recent cost increases in market pulp and other raw materials may be only partially offset by expected productivity gains.

1993 sales increased over 1992, but earnings declined as a result of higher operating costs during the year.

Gilbert Paper
- -------------

The Gilbert Paper division produces high-quality communications papers, including cotton-content bonds, and specialty text and cover papers.

Gilbert reported sales even with 1993, with lower earnings as a result of higher pulp costs, a less profitable product mix and some operating inefficiencies.

Strengthening prices, along with planned improvements in operating efficiency, should offset higher pulp costs this year and lead to improved performance in 1995. A new line of super-premium ink jet papers introduced late in 1994 will be in retail markets early in 1995. Sales to catalog and export markets continue to grow. In 1993, the division reported a slight decline in sales and earnings compared to 1992.

                            PACKAGING AND PAPERBOARD

- ---------------------------------------------------------------

Segment Summary (in millions)      1994       1993       1992
- ---------------                  --------   --------   --------

Sales                            $1,254.5   $1,156.9   $1,163.2
                                 ========   ========   ========
Earnings before significant
   items and income taxes           130.7      132.8      140.9
Significant items                    (6.9)                (23.8)
                                 --------   --------   --------
Earnings before income taxes     $  123.8   $  132.8   $  117.1
                                 ========   ========   ========
- ---------------------------------------------------------------

Sales increased 8% in 1994 on higher volume in all businesses in the segment. However, pricing pressures continued on coated board and converted cartons most of the year, resulting in lower average pricing and reduced earnings for the segment, despite a $14.0 million reduction in depreciation expense due to a change in depreciable lives. In 1993, sales were flat with 1992, and earnings before significant items and income taxes decreased.

Production volume and overall shipments increased at the Stevenson, Alabama, containerboard mill, and the Mahrt coated board mill in Alabama. Sales volume was also higher for packaging converting operations and container plants. While pricing improved in containerboard markets during the year, it remained at depressed levels for coated board and converted packaging.

A strengthened world economy is expected to continue to drive demand for paperboard packaging in 1995.

Mead Containerboard
- -------------------

Mead's Containerboard division produces corrugating medium used in shipping containers and operates eight corrugated container plants.

Sales and earnings improved sharply for the division. Markets improved significantly in 1994, leading to improved prices for medium and containers which had been depressed in 1993.

Operating improvements led to further increases in annual production over 1993 and 1992. Converting volume grew faster than the overall market in 1994. Spending controls helped offset a sharp rise in recycled fiber costs during the year.

1993 sales were about even with 1992, though 1993 earnings fell below 1992 as cost controls and strong converting volume growth could not offset deteriorating prices.

Four of the division's container plants obtained ISO 9001 certification by meeting a set of international standards designed to improve product quality and consistency. The medium mill obtained ISO 9002 certification in 1993.

Mead Coated Board
- -----------------

Mead Coated Board manufactures coated paperboard for use in multiple packaging and folding cartons. Customers include folding carton manufacturers in North America and Europe, in addition to Mead Packaging's worldwide business.

Division earnings continued to improve despite lower average prices for the year. Earnings were driven primarily by higher volume, an improving product mix, further cost reductions, and strong sawmill operations.

Production continued to increase over previous years, moving up 3% over 1993; first quality coated board production increased 6%. Shipments outstripped production as inventories fell sharply during the year. A grade simplification program combined two folding carton grades into one, which will reduce overall costs. The division also introduced a new wet strength additive for the beverage carton grade, making it more recyclable.

Results in 1995 are expected to be driven by improvements in product mix and by a recovery in prices for open market grades that began late in 1994. The effect of improved pricing will be offset somewhat by rising raw materials costs. Production volume is essentially sold out for 1995.

Sales and earnings have continued to increase since the Mahrt mill expansion was completed in 1990. 1994 sales increased 11% over 1993; 1993 sales were up 6% over 1992.

Mead Packaging
- --------------

Mead Packaging is a leading supplier of multiple beverage packaging and packaging systems. It also provides multiple packaging for food and other products. Customers include large and small brewers, soft drink bottlers, food and other consumer products companies.

Increased volume, especially in the North American soft drink market, and a strengthening economy in Europe late in the year led to an increase in worldwide sales. Earnings, however, were lower compared to 1993. Sales and earnings in 1993 were lower than in 1992.

In the North American market, lower earnings in 1994 resulted from higher production and freight costs associated with meeting a surge in demand among beverage customers, continued pricing pressures and costs related to business growth.

International sales were about even with last year. Weak economies in Japan and in Europe for much of the year increased pricing pressures, and costs of business growth in Latin America led to reduced earnings.

As part of its growth strategy, Packaging acquired a leading paperboard packaging converter in Spain and began operations in Argentina, Chile and Poland.

With further strengthening in world economies, packaging volume is expected to continue to grow at a significant rate worldwide in 1995, especially in the North

American market. Volume growth, firming prices and on-going cost reduction efforts should drive improved performance in 1995.

                  DISTRIBUTION AND SCHOOL AND OFFICE PRODUCTS

- ---------------------------------------------------------------
Segment Summary (in millions)      1994       1993      1992
                                 --------   --------  --------
Sales                            $2,146.2   $1,970.7  $1,954.6
                                 ========   ========  ========
Earnings before significant
   items and income taxes            37.8       38.4      45.6
Significant items                   (17.3)               (16.3)
                                 --------             --------
Earnings before income taxes     $   20.5   $   38.4  $   29.3
                                 ========   ========  ========
- ---------------------------------------------------------------

Sales increased 9% to $2.146 billion for the Distribution and School and Office Products segment. Earnings before significant items and income taxes decreased slightly. In 1993 sales were up slightly, but earnings before significant items and income taxes were down 16% from 1992.

The School and Office Products division had strong growth in sales and earnings. While sales increased in all three business units at the distribution division, Zellerbach, continued pressure on margins and costs associated with a major reorganization negatively impacted 1994 results.

Zellerbach
- ----------

Zellerbach is a distribution business with three units: printing papers; packaging materials and equipment; and, industrial/commercial supplies. It serves markets throughout much of the United States.

Sales increased in all three business units over 1993, primarily in the second half of the year. Margins declined from 1993 and 1992 levels, and operating results were lower. The division's results were also reduced by costs for a major reorganization and facilities consolidation. These actions are intended to improve performance in 1995 by reducing operating expenses as consolidations and closures are made.

Market strengthening which began late in 1994, is expected to continue in 1995, though at a lesser rate. Recent price increases in paper products passed through to customers are expected to result in higher sales and improved performance in 1995.

School and Office Products
- --------------------------

Mead's School and Office Products division is the nation's largest converter of paper-based school supplies. It also provides stationery products for home and office use, and is an industry leader in fashion and product design.

The division's sales grew approximately 7% in 1994 and 6% in 1993, excluding sales related to the liquidation of inventory purchased from Union Camp's school supply business in 1993. Growth in 1994 was driven by increased sales of Five Star(R), Five Star(R) First Gear(R) and Cambridge(R) product lines, as well as introduction of a new line of school supplies licensed through Nike, Inc.

Earnings for School and Office Products increased over 1993 levels reflecting volume growth and controlled spending. Earnings growth was limited somewhat when the division was unable to pass along major increases in tablet paper prices late in the year. 1993 earnings increased over 1992 due to strong sales and operating performance.

The division implemented a fully-integrated system for production planning, inventory control, purchasing and accounts payable that is expected to reduce costs over the long term.

On November 30, 1994, the division acquired the assets of Hilroy (a division of Abitibi-Price Inc.), the leading converter of paper-based school supplies in Canada, providing Mead the opportunity to expand into the Canadian market.

In 1995, continued growth is expected in value-added school supplies and the Cambridge line of office products. Introduction of new licensed products with the sports logos of NFL, NBA and NHL teams is planned for the back-to-school season.

Investees
- ---------

Mead's primary investees are Northwood Forest Industries Ltd., a large producer of bleached softwood kraft pulp and wood products in British Columbia, Canada, and Northwood Panelboard Company, an oriented structural board (OSB) mill at Bemidji, Minnesota. Both are 50%-owned by Mead and Noranda Forest Inc. of Canada. Pulp from Northwood is sold throughout the world by Mead Pulp Sales. Wood products sales are handled by Noranda Forest Sales Inc.

Northwood's 1994 sales were up 22% from 1993. Mead's share of 1994 earnings of all investees was $59.8 million, up from $18.4 million in 1993. Mead's share of 1992 results was $6.0 million.

After declining for three straight years, pulp prices on a constant dollar basis ended 1993 at a record low level. Prices rebounded sharply in 1994 on stronger overseas demand for pulp and low producer and consumer inventories. Five announced increases during the year pushed prices up 59% from the beginning of the year. The average price for 1994 was up 54% from the prior year. Higher prices for pulp was offset somewhat by higher wood chip costs.

Improving paper markets should keep pulp demand strong in 1995. Continued strong demand and tight supply, from low pulp inventories and minimal capacity increases for northern softwood pulp, could result in further price improvement. Chip costs are expected to continue to increase, partially offsetting gains from pulp price increases. Full realization of pulp price increases announced in 1994 should generate higher sales in 1995.

In wood products, prices remained strong for a second consecutive year. Lumber prices were up modestly from 1993, and OSB prices increased 15% from the prior year. Higher log costs and lower prices in 1995, are expected to lead to reduced earnings from wood products.

In addition to stronger operations and improving prices, Northwood, like similarly situated Canadian companies, was advised that a refund was to be made of export duties related to lumber shipments into the United States and it was booked in the fourth quarter. Of the refund, $14.5 million ($9.1 million after tax) of Mead's share related to years prior to 1994.

Selling, Administrative and Research Expenses
- ---------------------------------------------

Selling, administrative and research expenses rose by 16% in 1994 compared to a 13% decrease from the prior year in 1993. Both 1992 and 1994 contained significant items affecting selling, administrative and research expenses. These charges include costs of a comprehensive performance improvement program in 1992, and, in 1994, facilities consolidation and related severance, primarily related to Zellerbach, the negative impact of an unusually large dollar amount of pension settlements, and other smaller matters.

Excluding the effect of these significant items in those years, selling, administrative and research expenses increased by 11% in 1994, while 1993 expenses were essentially even with 1992 levels. Most of the 1994 increase came from higher sales-related expenses at Zellerbach and Mead Packaging; start-up expenses at Mead Packaging in new markets, particularly in Latin America and the Pacific Rim; and restructuring costs at several divisions.

In 1993, administrative expenses decreased from 1992 levels as a result of Mead's performance improvement program announced in 1992. Selling expenses in 1993 were up slightly over 1992 levels.

Interest and Debt Expense
- -------------------------

Interest and debt expense rose to $101 million in 1994 from $95 million in 1993. Although long-term debt levels were lower at year-end 1994 than at year-end 1993, $958 million compared with $1,360 million, average debt levels during 1994 were higher than average debt levels in 1993. That, coupled with higher interest rates in 1994, caused the increase in interest and debt expense. The 1993 reduction from the 1992 levels of $100 million reflected lower average interest rates in 1993 than in 1992.

                                FINANCIAL REVIEW
                                ----------------

Cash provided by operations was $327 million in 1994 and 1993, and $304 million in 1992.

Working capital at year-end 1994 amounted to $807 million, compared with $380 million at the end of 1993 and $375 million at the end of 1992. The 1994 increase resulted primarily from the sale of Mead's Electronic Publishing segment, Mead Data Central. The current ratio was 1.7 at the end of 1994 compared with 1.6 at the end of 1993 and 1992.

Inventory levels declined to $382 million in 1994, compared with $439 million in 1993 and $421 million in 1992. At the end of 1994, the replacement value of inventories exceeded their LIFO value by $184 million. Adjusted for LIFO, Mead's current ratio would be 1.8 at year-end.

Some of the proceeds from the sale of Mead's electronic publishing division, Mead Data Central, were used to reduce debt levels in the fourth quarter of 1994 by approximately $480 million, with an additional reduction of $130 million taking place in early 1995. At the end of 1994, Mead's long-term debt stood at $958 million, compared with $1,360 million and $1,318 million at the end of 1993 and 1992, respectively.

The Company's ratio of long-term debt to total capital was 30.5% at the end of 1994, compared with 46% at the end of 1993 and 47% at the end of 1992. The 1994 ratio is in the Company's target ratio range of 30% to 40%. As Mead completes its Board-authorized repurchase of $350 million of common stock ($44 million of which was repurchased in December of 1994), the ratio will rise. The ratio would also rise further as warranted by borrowings for strategic opportunities.

During 1993, Mead issued $150 million ($148.8 million net of discount) of 8-1/8% debentures due February 1, 2023, and $150.0 million ($148.3 million net of discount) of 7-1/8% debentures due August 1, 2025. The proceeds of both issues were used to retire short-term borrowings previously classified as long-term. Also, during 1993, Mead reduced the amount of its bank credit agreements from $750 million to $550 million. That action was taken to reflect debenture issues which lowered the size of the credit line needed and to reduce expense. The $550 million bank credit agreement was extended in 1994 to May 1998.

At the end of 1994, the Company paid a fixed rate or a capped rate on 78% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in net earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $27.6 million less than the book value at the end of 1994.

In the fourth quarter of 1994, Mead recorded a number of significant items affecting continuing operations, reducing the carrying value of certain assets, accruing for certain expenses and reflecting actual cash payments. Of the significant items, approximately $74 million relates to asset writedowns, $14 million was accrued with payments expected to be made over the next year, and $5 million of cash payments were made in 1994. Neither the cash payments made in 1994 nor those expected to be made in later years are expected to have a materially adverse affect on Mead's liquidity.

Mead has filed shelf registration statements with the Securities and Exchange Commission that would permit the Company to offer up to $300 million of debt securities. Up to $154 million of medium-term notes are currently authorized to be issued as part of this registered debt offering.

Mead common stock has paid a quarterly dividend of $.25 a share since June 1990. Annual dividends have totaled $1.00 a share since that date.

CAPITAL EXPENDITURES ANALYSIS
- -----------------------------

(All dollar amounts in millions)
                                           1994    1993    1992    1991    1990
                                          ------  ------  ------  ------  ------
Growth (including related environmental
   expenditures)                          $ 18.1  $ 29.2  $ 63.6  $ 75.6  $252.6
Maintenance                                 91.9   136.8    85.9    74.7    84.3
Cost-effectiveness                         189.1   126.4    44.5    68.6    74.9
Environmental projects                      16.5    13.7    24.0    12.3    11.3
                                          ------  ------  ------  ------  ------
        Total                             $315.6  $306.1  $218.0  $231.2  $423.1
                                          ======  ======  ======  ======  ======


CAPITAL SPENDING
- ----------------

Capital spending totaled $316 million in 1994, compared to $306 million in 1993 and $218 million in 1992. The $211 million investment in the coated paper operations at Chillicothe, Ohio, and Escanaba, Michigan, will be completed in 1995. At Chillicothe, this investment totaled $111 million, of which $57 million was spent in 1994. At Escanaba, this investment totaled under $100 million, of which $44 million was spent in 1994. These projects will be completed in the first half of 1995.

Mead plans capital spending in 1995 in the range of $325-375 million. It expects that funds to finance these projects will be internally generated. The Company announced in 1994 an $85 million investment in coated board operations at the Mahrt mill in Alabama. This project is expected to be completed in 1997.

ENVIRONMENTAL PROCEEDINGS
- -------------------------

Mead has been notified by the United States Environmental Protection Agency ("USEPA") and by several state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at 13 sites currently operated or used by Mead. Mead is also currently named a potentially responsible party ("PRP"), or has received third party requests for contributions, in several superfund proceedings under federal, state and local laws with respect to at least 18 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $40 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. Expenditures in 1995 from this reserve are expected to be less than $5 million.

In 1993, the USEPA issued proposed regulations under the Clean Air Act and Clean Water Act intended to reduce air and water discharges of specific substances from U.S. paper and pulp mills, and other proposed regulations implementing the Federal Great Lakes Critical Programs Act. At present, these regulations are in the proposal stage, and are not expected to be finalized until early 1996. However, if enacted in their present form, these regulations would significantly increase Mead's capital spending and operating costs over the next five years.

EFFECTS OF INFLATION
- --------------------

Inflation remained at a moderate level in 1994 and is not expected to have a significant effect over the long term. While it is true that inflation increases the replacement cost of long-lived facilities and equipment, higher selling prices and the repayment of borrowings with cheaper dollars would work to maintain satisfactory cash flow.

Item 8.  Financial Statements and Supplementary Data


                              Financial Statements

                                                                         Page
                                                                         ----
Financial Statements:
  Independent Auditors' Report........................................      28
  Statements of earnings..............................................      29
  Balance sheets......................................................   30-31
  Statements of shareowners' equity...................................      32
  Statements of cash flows............................................      33
  Notes to financial statements.......................................   34-57

                               Supplementary Data

Selected quarterly financial data.....................................      58

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Mead Corporation
Dayton, Ohio

We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries as of December 31, 1994 and 1993, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for income taxes in 1992 (Note L).

DELOITTE & TOUCHE LLP

Dayton, Ohio
January 26, 1995

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF EARNINGS
 (All dollar amounts in millions, except per share amounts)

Year Ended December 31                          1994       1993       1992
- ------------------------------------------    ---------  ---------  ---------
Net sales                                     $4,557.5   $4,239.0   $4,208.4
Cost of products sold (Note E)                 3,805.8    3,550.7    3,552.6
                                              --------   --------   --------
  Gross profit                                   751.7      688.3      655.8

Selling, administrative and research
 expenses (Note J)                               543.1      467.7      539.0
                                              --------   --------   --------
  Earnings from operations                       208.6      220.6      116.8

Other revenues (expenses) - net (Note K)         (55.1)       9.0       (1.5)

Interest and debt expense                       (101.1)     (94.6)     (99.5)
                                              --------   --------   --------
  Earnings from continuing operations before
   income taxes                                   52.4      135.0       15.8

Income taxes (Note L)                             22.6       57.7        8.1
                                              --------   --------   --------
  Earnings from continuing operations before
   equity in net earnings of investees            29.8       77.3        7.7

Equity in net earnings of investees (Note C)      59.8       18.4        6.0
                                              --------   --------   --------
  Earnings from continuing operations             89.6       95.7       13.7

Discontinued operations (Note M)                 617.4       28.4       23.9
                                              --------   --------   --------
  Earnings before extraordinary item and
   cumulative effect of change in accounting
   principle                                     707.0      124.1       37.6

Extraordinary item (Note F)                      (11.3)

Cumulative effect of change in accounting
 principle (Note L)                                                     34.0
                                              --------   --------   --------
  Net earnings                                $  695.7   $  124.1   $   71.6
                                              ========   ========   ========
Per common and common equivalent share
 (Note A):
  Earnings from continuing operations         $   1.52   $   1.61   $    .23
  Discontinued operations                         9.87        .47        .40
                                              --------   --------   --------
  Earnings before extraordinary item and
   cumulative effect of change in accounting
   principle                                     11.39       2.08        .63

  Extraordinary item                              (.18)

  Cumulative effect of change in accounting
   principle                                                             .58
                                              --------   --------   --------
  Net earnings                                $  11.21   $   2.08   $   1.21
                                              ========   ========   ========

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
 (All dollar amounts in millions)

ASSETS
December 31                                           1994        1993
- -------------------------------------------------   ---------   ---------
Current assets:
  Cash and cash equivalents                         $   484.0   $     9.3
  Accounts receivable, less allowance for
   doubtful accounts of $23.9 in 1994 and
   $22.5 in 1993                                        606.6       489.3
  Inventories (Note B)                                  382.4       439.4
  Deferred tax asset (Note L)                            64.4        43.5
  Other current assets (Note L)                         356.6        28.4
                                                    ---------   ---------
     Total current assets                             1,894.0     1,009.9

Investments and other assets:
  Investments in investees (Note C)                     108.2        65.1
  Other assets (Note D)                                 546.5       390.5
                                                    ---------   ---------
                                                        654.7       455.6
Property, plant and equipment, at cost
 (Notes E, F and P):
  Land and land improvements                            130.1       128.0
  Buildings                                             539.1       528.5
  Machinery and equipment                             3,130.5     3,041.4
  Construction in progress                              138.8       126.1
                                                    ---------   ---------
                                                      3,938.5     3,824.0
  Less accumulated amortization and
   depreciation                                      (1,849.3)   (1,803.7)
                                                    ---------   ---------
                                                      2,089.2     2,020.3
  Timber and timberlands, net of timber
   depletion                                            224.7       219.3
                                                    ---------   ---------
     Property, plant and equipment, net               2,313.9     2,239.6

Net assets of Electronic Publishing segment
 (Note M)                                                           368.2
                                                    ---------   ---------
     Total assets                                   $ 4,862.6   $ 4,073.3
                                                    =========   =========


See notes to financial statements

LIABILITIES AND SHAREOWNERS' EQUITY


December 31                                         1994       1993
- -----------------------------------------------   ---------  ---------
Current liabilities:
  Accounts payable:
    Trade                                         $  245.6   $  214.7
    Affiliated companies                              43.9       34.7
    Outstanding checks                                84.0       77.0
  Accrued wages                                       84.6       73.7
  Income taxes payable                               324.7        3.9
  Taxes, other than income                            53.2       53.5
  Other current liabilities                          235.4      165.7
  Current maturities of long-term debt                16.1        6.4
                                                  --------   --------
    Total current liabilities                      1,087.5      629.6

Long-term debt (Note F)                              957.7    1,360.0

Commitments and contingent liabilities
 (Notes P and Q)

Deferred items:
  Income tax liability (Note L)                      393.3      310.7
  Postretirement benefits (Note O)                   114.7      108.4
  Other                                              126.8       86.6
                                                  --------   --------
    Total deferred items                             634.8      505.7

Shareowners' equity (Notes H and I):
  Common shares                                      174.9      176.5
  Additional paid-in capital                                     26.3
  Foreign currency translation adjustment             (4.8)      (7.7)
  Net unrealized gain on securities                    3.7        9.1
  Retained earnings                                2,008.8    1,373.8
                                                  --------   --------
                                                   2,182.6    1,578.0
                                                  --------   --------
    Total liabilities and
     shareowners' equity                          $4,862.6   $4,073.3
                                                  ========   ========

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF SHAREOWNERS' EQUITY
 (All dollar amounts in millions, except per share amounts; all share amounts in thousands)

                                                                 Foreign                    Net
                                              Common Shares     Additional   Currency     Unrealized
                                            -----------------     Paid-In    Translation   Gain on    Retained
                                            Shares    Amount     Capital     Adjustment   Securities  Earnings
                                            -------  --------  ------------  -----------  ----------  ---------
December 31, 1991                           58,337    $174.0        $  1.5        $ 7.2      $        $1,295.7
 Net earnings                                                                                             71.6
 Stock option activity - net                   390       1.1          10.6
 Shares issued                                   7        .1            .2
 Cash dividends - $1.00 a common share                                                                   (58.6)
 Foreign currency translation adjustment                                           (8.0)
                                            ------     -----         -----         -----    -----      -------
December 31, 1992                           58,734     175.2          12.3          (.8)               1,308.7
 Net earnings                                                                                            124.1
 Stock option activity - net                   440       1.2          13.6
 Shares issued                                  11        .1            .4
 Cash dividends - $1.00 a common share                                                                   (59.0)
 Net unrealized gain on securities                                                            9.1
 Foreign currency translation adjustment                                           (6.9)
                                            ------     -----         -----         -----    -----      -------
December 31, 1993                           59,185     176.5          26.3         (7.7)      9.1      1,373.8
 Net earnings                                                                                            695.7
 Stock option activity - net                   363       1.1          12.8
 Shares issued                                  28        .1           1.2
 Shares purchased                             (927)     (2.8)        (40.3)                               (1.3)
 Cash dividends - $1.00 a common share                                                                   (59.4)
 Change in net unrealized gain on securities                                                 (5.4)
 Foreign currency translation adjustment                                            2.9
                                            ------     -----         -----         -----      -----    -------
December 31, 1994                           58,649    $174.9        $ --          $(4.8)     $ 3.7    $2,008.8
                                            ======     =====         =====         =====      =====    =======

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(All dollar amounts in millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Year Ended December 31                                      1994       1993        1992
- ------------------------------------------------------    --------   --------    --------
Cash flows from operating activities:
 Net earnings                                              $ 695.7    $ 124.1     $  71.6
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation, amortization and depletion of
    property, plant and equipment                            188.1      221.7       210.9
   Depreciation and amortization of other assets              37.4       32.0        30.9
   Deferred income taxes                                      (7.3)      37.5        11.1
   Investees - earnings and dividends                        (46.8)      (7.9)        3.9
   Discontinued operations                                  (617.4)     (28.4)      (23.9)
   Extraordinary item                                         11.3
   Cumulative effect of change in accounting principle                              (34.0)
   Other                                                      47.5      (30.6)       13.7
 Change in assets and liabilities, excluding effects of
  acquisitions and dispositions:
   Accounts receivable                                      (109.4)      (1.5)      (20.6)
   Inventories                                                65.0      (18.6)        4.6
   Other current assets                                        3.7       19.2       (29.6)
   Accounts payable and accrued liabilities                   62.1      (41.3)       24.5
 Cash provided by (used in) discontinued operations           (2.9)      20.3        40.7
                                                          --------   --------    --------
     Net cash provided by operating activities               327.0      326.5       303.8
                                                          --------   --------    --------
Cash flows from investing activities:
 Capital expenditures                                       (315.6)    (306.1)     (218.0)
 Additions to equipment rented to others                     (49.0)     (48.0)      (40.5)
 Payments for acquired businesses                            (22.0)                  (7.9)
 Proceeds from sale of Electronic Publishing segment       1,500.0
 Proceeds from sale of subsidiaries                                                  31.5
 Restricted funds                                           (461.0)
 Other                                                       (18.8)      19.8         6.8
                                                          --------   --------    --------
     Net cash provided by (used in) investing activities     633.6     (334.3)     (228.1)
                                                          --------   --------    --------
Cash flows from financing activities:
 Additional borrowings                                       175.6      396.6        49.7
 Payments on borrowings                                     (572.9)    (354.2)      (40.0)
 Notes payable                                                                      (45.0)
 Cash dividends paid                                         (59.4)     (59.0)      (58.6)
 Common shares issued                                         15.2       15.3        12.0
 Common shares purchased                                     (44.4)
                                                          --------   --------    --------
     Net cash (used in) financing activities                (485.9)      (1.3)      (81.9)
                                                          --------   --------    --------
Increase (decrease) in cash and cash equivalents             474.7       (9.1)       (6.2)
Cash and cash equivalents at beginning of year                 9.3       18.4        24.6
                                                          --------   --------    --------
Cash and cash equivalents at end of year                   $ 484.0    $   9.3     $  18.4
                                                          ========   ========    ========

See notes to financial statements

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


A - Accounting Policies

CONSOLIDATION. The accompanying statements include the accounts of the Company and all significant wholly-owned subsidiaries. Investments in investees are stated at cost plus the Company's equity in their undistributed net earnings
(loss) since acquisition. All significant intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES. The inventories of finished and semi-finished products and raw materials are stated at the lower of cost or market, determined on the last-in, first-out (LIFO) basis. Stores and supplies are stated at cost determined on the first-in, first-out (FIFO) basis.

OTHER ASSETS. Included in other assets are goodwill and other intangibles which are being amortized using the straight-line method over their estimated useful lives of ten to 40 years.

DEPRECIATION AND DEPLETION. For financial reporting purposes, depreciation, including amortization of capital leases and land improvements, is calculated using the straight-line method over the estimated useful lives of the properties. The rates used to determine timber depletion are based on projected quantities of timber available for cutting.

INTEREST RATE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The premiums paid to purchase interest rate caps, as well as gains or losses on terminated interest rate swap and cap agreements, are included in long-term liabilities or assets and amortized to interest expense over the shorter of the original term of the agreements or the life of the financial instruments to which they are matched. Gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction losses or gains on the foreign currency cash flows which they are intended to hedge.

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


B - Inventories

                       (All dollar amounts in millions)

December 31                                   1994    1993
- -------------------------------------------  ------  ------
Finished and semi-finished products          $241.0  $295.5
Raw materials                                  78.9    79.4
Stores and supplies                            62.5    64.5
                                             ------  ------
                                             $382.4  $439.4
                                             ======  ======

For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $183.8 million and $194.0 million higher than reported at December 31, 1994 and 1993, respectively.


C - Investees

The Company's principal investee is the 50%-owned Northwood Forest Industries Ltd., which manufactures bleached softwood kraft pulp, lumber and plywood. Under an agreement with Northwood, Mead is entitled to purchase the pulp it requires.

Total investments in investees are as follows:

                       (All dollar amounts in millions)

December 31                                   1994     1993
- -------------------------------------------  -------  -------
Investments, at cost                         $ 26.1    $24.8
Foreign currency translation adjustment       (13.2)    (8.1)
Equity in undistributed net earnings           95.3     48.4
                                             ------    -----
Total investments in investees (equal to
 Mead's share of investees' equity)          $108.2    $65.1
                                             ======    =====

The summarized operating data for all investees is presented in the following table:
                       (All dollar amounts in millions)

Year Ended December 31                                  1994     1993      1992
- ----------------------------------------------------   ------  -------   -------
Revenues:
  Sales to Mead                                        $ 38.6  $  18.2   $  26.9
  Sales to other customers                              692.6    547.9     481.0
                                                       ------  -------   -------
                                                       $731.2  $ 566.1   $ 507.9
                                                       ======  =======   =======
Gross profit                                           $215.6  $  86.5   $  51.9
                                                       ======  =======   =======
Net earnings                                           $131.1  $  47.0   $  20.5
                                                       ======  =======   =======
Mead's share of net earnings, after elimination of
 intercompany transactions and reduction for Mead's
 income taxes on partnership earnings                  $ 59.8  $  18.4   $   6.0
                                                       ======  =======   =======
Dividends and partnership distributions received       $ 18.9  $  15.7   $  14.2
                                                       ======  =======   =======


The summarized balance sheet data for all investees is as follows:

                       (All dollar amounts in millions)


December 31                                                       1994      1993
- ------------------------------------------------------------   -------   -------
Current assets                                                 $ 226.5   $ 171.6
Noncurrent assets                                                611.5     631.6
Current liabilities                                             (180.8)   (169.9)
Long-term debt and deferred items                               (440.8)   (503.1)
                                                               -------   -------
Shareholders' equity                                           $ 216.4   $ 130.2
                                                               =======   =======

D - Other Assets

                       (All dollar amounts in millions)

December 31                                           1994    1993
- --------------------------------------------------   ------  ------
Pension asset                                        $153.4  $141.4
Cash restricted for retirement of long-term
 borrowings (Note F)                                  130.0
Rental equipment (net of accumulated
 amortization of $178.7 in 1994 and $146.2
 in 1993)                                              93.3    73.9
Goodwill and other intangibles (net of
 accumulated amortization of $34.0 in 1994
 and $31.0 in 1993)                                    80.0    74.8
Cash surrender value of life insurance, less
 policy loans of $26.1 in 1994 and $21.4 in 1993       45.1    39.6
Miscellaneous                                          44.7    60.8
                                                     ------  ------
                                                     $546.5  $390.5
                                                     ======  ======

E - Property, Plant and Equipment

The Company changed the remaining estimated useful lives of certain machinery and equipment as of January 1, 1994 to more closely reflect the current service lives of the assets. The useful lives of this machinery and equipment increased from 16 years to 20 years. The effect of the change was to increase earnings before extraordinary item and cumulative effect of change in accounting principle and net earnings for 1994 by $26.5 million ($.42 per share).

F - Long-Term Debt

                       (All dollar amounts in millions)

December 31                                                  1994        1993
- ----------------------------------------------------   -------    --------
Capital lease obligations:
  Industrial Development Revenue Bonds and
   Notes, average effective rate
   approximately 3.4%                                  $ 133.2    $  134.3
  Other, average effective rate 8.5%                      14.9        15.7
                                                       -------    --------
                                                         148.1       150.0

Medium-term notes, 5-2/3% to 9-7/8%,
 face amount of $180.5 in 1994 and $186.0
 in 1993, due from 1996 through 2020
 (effective rate approximately 9.2%)                     173.4       177.7
8-1/8% debentures, face amount of $150.0,
 due 2023 (effective rate approximately 8.4%)            147.5       147.5
7-1/8% debentures, face amount of $150.0,
 due 2025 (effective rate approximately 7.4%)            146.7       146.6
9% debentures                                            130.0       130.0
Variable-rate Escanaba tax-exempt bonds,
 $10.0 due in 2013 and $83.5 due in 2023,
 average effective rate approximately 2.7%                93.5        93.5
Variable-rate Industrial Development Revenue
 Bonds, due from 2001 through 2023, average
 effective rate approximately 2.8%                        78.6        78.6
Purchase Note, 6-3/4% convertible subordinated
 debentures and other (retired in 1994)                              384.7
Other                                                     39.9        51.4
                                                       -------    --------
                                                       $ 957.7    $1,360.0
                                                       =======    ========

The variable-rate Industrial Development Revenue Bonds and the variable-rate Escanaba tax-exempt bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rate.

In January 1994, the Company prepaid the $165.5 million Purchase Note, due in 1998. In December 1994, the Company prepaid the 6-3/4% convertible subordinated debentures and called the 9% debentures. The loss on extinguishment of debt, net of $6.9 million income tax benefit, is included in the statement of earnings as an extraordinary item and represents call premiums on these debentures and the write-off of related financing expenses. As of December 31, 1994, the Board of Directors has restricted cash balances for use in the retirement of the 9% debentures, which were paid January 9, 1995.

The 8-1/8% and 7-1/8% debentures are callable by the Company at approximately 103% beginning in 2003.

The Company has an unused $550 million bank credit agreement that extends until May 1, 1998. This agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

Maturities of long-term debt for the next five years are $16.1 million in 1995, $101.8 million in 1996, $15.9 million in 1997, $7.3 million in 1998 and $8.5 million in 1999.

Property, plant and equipment carried at $98.5 million is pledged as collateral under the above debt (principally capital leases).

The Company has guaranteed obligations of certain affiliated operations and others totaling approximately $43.8 million at December 31, 1994. In addition, the Company has a 50% interest in a partnership with Scott Paper Company which has borrowed $300 million under a loan agreement with The Sumitomo Bank, Limited, New York Branch, which matures in 1998. The loan, one-half of which has been guaranteed by the Company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees, however, the Company does not expect to incur losses as a result of these guarantees.


G - Financial Instruments

The Company uses various derivative financial instruments as part of an overall strategy to manage the Company's exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The Company uses foreign currency forward contracts to manage the foreign currency exchange rate risks primarily associated with its international operations. The Company is exposed to interest rate risks on its debt instruments, including the reset of interest rates on variable rate debt, and utilizes interest rate swap and cap agreements to diversify its portfolio. The Company does not hold or issue derivative financial instruments for trading purposes.

The risk of loss to the Company in the event of nonperformance by any counterparty under the derivative financial instrument agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's with the majority of the contracts executed with counterparties rated AA or higher by both agencies. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

As part of an overall strategy to maintain an acceptable level of exposure to the risk of interest rate fluctuation, the Company has developed a targeted mix of fixed-rate and cap-protected debt versus variable-rate debt. To efficiently manage this mix, the Company utilizes interest rate swap, cap and option agreements to effectively convert the debt portfolio into an acceptable fixed-rate, capped rate and variable-rate mix.

Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The fair value of the interest rate swap agreements is estimated using quotes from brokers and represents the cash requirement if the existing agreements had been settled at year end.

Selected information related to the Company's interest rate swap agreements is as follows:

                       (All dollar amounts in millions)

December 31                      1994     1993
- ------------------------------  ------   ------
Notional amount                 $130.0   $375.0
                                ======   ======

Fair value                      $(23.0)  $  (.7)
Carrying amount                  (12.2)     1.7
                                ------   ------
Net unrecognized gain (loss)    $(10.8)  $ (2.4)
                                ======   ======

The Company utilizes interest rate cap agreements to reduce the impact of increases in interest rates on its floating rate debt. The interest rate cap agreements require premium payments to counterparties based upon a notional principal amount. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. The fair value of the interest rate cap agreements is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at year end.

Selected information related to the Company's interest rate cap agreements is as follows:

                       (All dollar amounts in millions)

December 31                      1994    1993
- ------------------------------  ------  ------
Notional amount                 $250.0  $400.0
                                ======  ======

Fair value                      $  1.7  $  1.2
Carrying amount                    1.7     5.3
                                ------  ------
Net unrecognized gain (loss)    $   -   $ (4.1)
                                ======  ======

The Company has no written interest rate options outstanding at December 31, 1994. For written options outstanding at December 31, 1993, the Company received a premium at the outset and then bore the market risk, beyond the premium received, of an unfavorable change in the value of the financial instruments underlying the options. Written options were used to increase the Company's exposure to fixed- or variable-rate debt, within defined limitations, as part of the Company's overall interest rate risk management strategy. Included in written options were options which would have allowed counterparties to enter into interest rate swap agreements at terms unfavorable to the Company. There were $175.0 million notional amount of written options outstanding at December 31, 1993, with a fair value and carrying amount of $(8.3) million.

The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company utilizes forward contracts which are short-term in duration (generally one month) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The major currency exposures hedged by the Company include the German mark, Canadian dollar, Dutch guilder, French franc and British pound. The contract amount of foreign currency forwards at December 31, 1994 and 1993, is $133.2 million and $114.4 million, respectively. The carrying amount and fair value of these contracts are not significant.

Foreign currency options were used by the Company as part of an overall strategy to collar the Company's exposure to specific foreign currency exchange rate fluctuations. The Company has no purchased or written foreign currency options outstanding at December 31, 1994. At December 31, 1993, the notional amounts of purchased and written foreign currency options were $56.5 million and $36.2 million, respectively. The fair values for the purchased and written foreign currency options at December 31, 1993 were an unrealized gain of $2.5 million and an unrealized loss of $(.2) million, respectively. No carrying amounts were recorded for these options.

The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt, excluding capital leases, was $782.0 million and $1,253.8 million at December 31, 1994 and 1993, respectively, and the related carrying amounts were $809.6 million and $1,210.0 million, respectively.

At December 31, 1994, the Company held short-term investments which are included in cash and cash equivalents and restricted cash. The carrying amount of these short-term investments is a reasonable estimate of fair value.

H - Shareowners' Equity

The Company has authorized 300 million no par common shares. There were 58,649,495 and 59,184,894 common shares outstanding at December 31, 1994 and 1993, respectively. In 1994, the Board of Directors authorized the Company to purchase up to $350 million of common shares on the open market, of which $44.4 million of common shares were purchased through December 31, 1994. The Company also has outstanding authorization from the Board of Directors to purchase up to an additional 1,594,708 common shares for corporate purposes. A total of 6,334,852 and 5,405,292 common shares were held in treasury at December 31, 1994 and 1993, respectively.

Each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately ten days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company (or, in some cases, a potential acquiring company) or other property having a value of $180 for $90, the initial exercise price. The rights expire in 1996 and are presently redeemable at $.025 per right. At December 31, 1994, there were 73,376,392 common shares reserved for issuance under this plan.

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

A Restricted Stock Plan provides for the issuance of restricted common shares to certain selected employees and to directors who are not officers or employees of the Company. As of December 31, 1994, 41,358 common shares are issued and outstanding under the plan. There were 413,069 common shares reserved for issuance under this plan at December 31, 1994.

The Company has preferred shares authorized but unissued as follows: 61,500 undesignated cumulative preferred, par value $100; 20,000,000 undesignated voting cumulative preferred, without par value; 20,000,000 cumulative preferred, without par value; and 295,540 cumulative second preferred, par value $50.

At December 31, 1994, undistributed net earnings of investees and partially-owned foreign affiliates of $96.3 million are included in retained earnings. At December 31, 1994, there is $1,311.6 million available for common dividends which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

I - Stock Options and Rights

Officers and key employees have been granted stock options under various plans. Options as to 1,256,818 shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the Company's stock on the date of the grant. The options and rights have a maximum term of ten years and vest after one year. There are 5,158,443 common shares reserved for issuance under these plans.

The following summarizes the Company's stock option plans and the status of the plans:


                                         Shares     Option Price
- ------------------------------------   ----------  --------------
Outstanding as of December 31, 1991    2,557,780   $ 9.25 -$46.50
Granted                                  696,050            36.63
Exercised                               (393,720)    9.25 - 35.00
Canceled                                 (97,725)   23.94 - 41.50
                                       ---------   --------------
Outstanding as of December 31, 1992    2,762,385    16.94 - 46.50
Granted                                  721,305    41.63 - 43.56
Exercised                               (459,412)   16.94 - 41.50
Canceled                                 (33,075)   26.63 - 43.50
                                       ---------   --------------
Outstanding as of December 31, 1993    2,991,203    16.94 - 46.50
Granted                                  935,075    44.00 - 49.69
Exercised                               (377,918)   16.94 - 43.50
Canceled                                 (32,487)   36.63 - 44.69
                                       ---------   --------------
Outstanding as of December 31, 1994    3,515,873   $21.75 -$49.69
                                       =========   ==============
Exercisable as of December 31, 1994    2,607,935   $21.75 -$46.50
                                       =========   ==============


J - Comprehensive Performance Improvement Program

In 1992, the Company recorded a $95.0 million provision in connection with a comprehensive performance improvement program, of which $85.8 million is included primarily in selling, administrative and research expenses and $9.2 million is included in discontinued operations. The provision was principally comprised of employee severance and related benefits. The Company expended $24.0 million in 1992, $58.0 million in 1993, and the remainder in 1994.

K - Other Revenues (Expenses) - Net

                       (All dollar amounts in millions)

Year Ended December 31                             1994    1993    1992
- ------------------------------------------------  -------  -----  -------
Investment income                                 $  6.5   $ 1.8  $  1.5
Provision for (loss) on sale of facility           (60.0)
(Loss) on sale of subsidiary                                       (22.5)
(Loss) on interest rate option
  transactions                                     (12.1)
Other                                               10.5     7.2    19.5
                                                  ------   -----  ------
                                                  $(55.1)  $ 9.0  $ (1.5)
                                                  ======   =====  ======

In 1994, the Company recorded a charge to earnings to reflect the estimated loss on sale of its Kingsport, Tennessee, facility.

The Company incurred a loss in 1994 on derivatives used to manage the Company's exposure to interest rate risks, including the termination of certain leveraged interest rate options entered into in conjunction with swap transactions.

Results of operations of the subsidiary sold in 1992 were not material.


L - Income Taxes

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and recognized a cumulative effect to that date of the change of $34.0 million ($.58 per share). The effect of adopting Statement No. 109 for the year ended December 31, 1992 was not material.

The principal current and non-current deferred tax assets and (liabilities) are as follows:

                       (All dollar amounts in millions)

December 31                                           1994      1993
- --------------------------------------------------  --------  --------
Deferred tax liabilities:
  Accelerated depreciation for tax purposes         $(333.6)  $(342.2)
  Nontaxable pension asset                            (58.7)    (50.7)
  Deferred installment gain                           (47.5)    (47.6)
  Other                                               (89.6)    (68.9)
                                                    -------   -------
                                                     (529.4)   (509.4)
                                                    -------   -------
Deferred tax assets:
  Alternative minimum tax carryforward                           73.6
  Compensation and fringe benefits accruals            48.5      41.2
  Postretirement benefit accrual                       42.0      39.9
  Loss provisions and other expenses not
   currently deductible                                74.7      39.6
  Other                                                35.3      47.9
                                                    -------   -------
                                                      200.5     242.2
                                                    -------   -------
  Net deferred liability                            $(328.9)  $(267.2)
                                                    =======   =======
Included in the balance sheets:
  Current assets - deferred tax asset               $  64.4   $  43.5
  Deferred items - income tax liability              (393.3)   (310.7)
                                                    -------   -------
    Net deferred liability                          $(328.9)  $(267.2)
                                                    =======   =======

The significant components of income tax expense are as follows:

                        (All dollar amounts in millions)

Year Ended December 31                     1994     1993     1992
- ---------------------------------------  --------  -------  -------
Currently payable:
 Federal                                 $ 358.0   $ 46.1   $ 12.9
 State and local                            17.0      3.3      2.9
 Foreign                                     5.2      3.2      3.3
                                         -------   ------   ------
                                           380.2     52.6     19.1
Change in deferred income taxes             61.7     30.6      9.1
                                         -------   ------   ------
                                           441.9     83.2     28.2
Allocation to partnership earnings          (5.9)    (5.1)    (4.3)
Allocation to discontinued operations     (420.3)   (20.4)   (15.8)
Allocation to extraordinary item             6.9
                                         -------   ------   ------
                                         $  22.6   $ 57.7   $  8.1
                                         =======   ======   ======

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                       (All dollar amounts in millions)

Year Ended December 31                            1994     1993    1992
- ----------------------------------------------  --------  ------  ------
Taxes computed at statutory rate of
 35% (34% for 1992)                               $18.4   $47.2   $ 5.4
State and local income taxes, net of
 federal benefit                                     .2     1.1    (4.4)
Impact of loss on sale of subsidiary                                2.9
Effect of increase in federal income
 tax rate as of January 1, 1993                             7.3
Impact of additional taxes related to
 foreign operations                                 3.8     1.0     4.8
Other                                                .2     1.1     (.6)
                                                  -----   -----   -----
Income taxes                                      $22.6   $57.7   $ 8.1
                                                  =====   =====   =====
Effective tax rate                                 43.1%   42.7%   51.3%
                                                  =====   =====   =====

At December 31, 1994, no domestic income taxes have been provided on Mead's share of the undistributed net earnings of corporate investees and overseas operations. Those earnings totaled $200.5 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $10.0 million at December 31, 1994.

As of December 31, 1994, the Board of Directors has restricted cash balances of $331.0 million, included in other current assets, for use in the payment of current tax liabilities related to the gain on the sale of the Electronic Publishing segment and other matters.

M - Discontinued Operations

Discontinued operations consist of the following:

                       (All dollar amounts in millions)

Year Ended December 31                     1994    1993    1992
- ----------------------------------------  ------  ------  ------
Earnings from operations of Electronic
 Publishing segment, net of income
 taxes of $27.8, $20.4 and $15.8,
 respectively                             $ 37.9   $28.4   $23.9
Gain on sale of Electronic Publishing
 segment, net of income tax of $420.2      628.8
Provision for loss in Insurance
 operations, net of income tax
 benefit of $18.2                          (33.8)
Provision for losses in Industrial
 Manufacturing segment, net of
 income tax benefit of $9.5                (15.5)
                                          ------  ------  ------
Discontinued operations                   $617.4   $28.4   $23.9
                                          ======  ======  ======

In December 1994, the Company sold its Electronic Publishing segment (Mead Data Central) for $1.5 billion in cash. The financial statements and notes have been reclassified for all periods presented to reflect this segment as a discontinued operation. Revenues of the Electronic Publishing segment were $565.2 million for the period January 1, 1994 through November 30, 1994, and $551.3 million and $494.8 million for the years ended December 31, 1993 and 1992, respectively.

In 1986, the Company adopted a plan to discontinue the insurance business which had been conducted through its wholly-owned insurance subsidiaries and wrote off its investment. These subsidiaries were put in a "runoff" position whereby they ceased underwriting activities but continued to settle claims. The remaining unsettled insurance claims are long term in nature. During the fourth quarter of 1994, the Company revised its runoff strategy in view of the long-term nature of the payout for claim settlements and sold one subsidiary and settled a significant portion of the outstanding claims liability. The revised strategy includes the disposition of the remaining insurance operations in the near term. As a result, an additional provision for loss on the disposition of the remaining insurance operations has been provided in the statement of earnings. The net liabilities of the insurance operations at December 31, 1994, include total assets of $92.9 million and claims and other reserves of $143.3 million.

The provision for losses in the previously discontinued Industrial Manufacturing segment is a result of environmental liabilities. Late in 1994, the U.S. Court of Appeals for the Third Circuit reversed the opinion of a District Court which had found the Company not responsible to the current owners for environmental liabilities at a former plant. At another former plant, the Company was named, in the fourth quarter, a potentially responsible party with regard to alleged contamination of a nearby creek. As a result of these two factors, an additional provision for losses for these estimated liabilities has been provided in the statement of earnings.

In 1990, the Board of Directors approved a plan to curtail further development of the Company's imaging products. The remaining assets and liabilities of these operations are not material.

N - Pension Plans

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

                       (All dollar amounts in millions)

December 31                                            1994      1993
- ---------------------------------------------------  --------  --------
Financial status of plans:
  Plan assets at fair value (primarily common
   stocks, fixed income securities and
   real estate)                                      $ 695.5   $ 780.1
  Actuarial present value of accumulated
   benefit obligation:
    Vested                                            (468.6)   (543.3)
    Non-vested                                         (40.2)    (46.1)
  Estimated effect of future salary increases
   at 1% over expected inflation                       (47.2)    (66.4)
                                                     -------   -------
  Projected benefit obligation                        (556.0)   (655.8)
                                                     -------   -------
  Plan assets in excess of projected
   benefit obligation                                  139.5     124.3
Reconciliation of financial status of plans to
 amounts recorded in Mead's balance sheets:
  Unamortized plan assets in excess of plan
   liabilities (overfunding) at January 1,
   1986 - to be recognized as a reduction of
   future years' pension expense                       (57.1)    (69.8)
  Unrecorded effect of net loss arising
   from differences between actuarial assumptions
   used to determine periodic pension expense
   and actual experience                                58.3      76.7
  Unamortized prior service cost                        12.7      10.2
                                                     -------   -------
Pension asset recorded in the balance sheets         $ 153.4   $ 141.4
                                                     =======   =======
Benefit obligation discount rate                         8.5%      7.5%
                                                     =======   =======

The projected benefit obligation for the Company's two unfunded plans was $16.8 million and $20.4 million at December 31, 1994 and 1993, respectively, of which $13.1 million and $15.6 million represent the accumulated benefit obligation. Of the projected benefit obligation, $9.2 million and $14.2 million at December 31, 1994 and 1993, respectively, is subject to later amortization. Unfunded accrued pension cost is $7.6 million and $6.2 million at December 31, 1994 and 1993, respectively.

The components of net pension (income) expense for all plans are as follows:

                       (All dollar amounts in millions)

Year Ended December 31                         1994      1993     1992
- --------------------------------------------  -------  --------  -------
Service cost, benefits earned
 during the year                              $ 22.7   $  19.8   $ 20.1
Interest cost on projected benefit
 obligation                                     48.7      46.8     43.5
Actual return on plan assets                   (10.0)   (103.8)   (39.8)
Net amortization and deferral                  (52.0)     23.9    (42.6)
                                              ------   -------   ------
Net pension (income) expense                     9.4     (13.3)   (18.8)
Less - net pension (income) expense
 allocated to discontinued operations            3.9       3.2      3.4
                                              ------   -------   ------
Net pension (income) expense -
 continuing operations                        $  5.5   $ (16.5)  $(22.2)
                                              ======   =======   ======

Included in net pension (income) expense for 1994 is a charge of $11.5 million, recorded in accordance with SFAS No. 88, as a result of significant settlements of pension liabilities. The expected long-term rate of return on plan assets used in determining net pension income was 9.5% in 1994 and 10% in 1993 and 1992. The net impact of the change in the long-term rate of return was to increase net pension expense by approximately $4.0 million in 1994.

The Company's pension plans require the allocation of excess plan assets to plan members if the plans are terminated, merged or consolidated following a change in control (as defined) of the Company opposed by the Board of Directors of the Company. Amendment of these provisions after such a change in control would require approval of plan participants.

O - Postretirement Benefits Other than Pensions

The Company funds certain health care benefit costs principally on a pay-as-you-go basis, with the retiree paying a portion of the costs. Certain retired employees of businesses acquired by the Company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

Summary information on the Company's plans is as follows:

                        (All dollar amounts in millions)

December 31                                            1994      1993
- --------------------------------------------------   --------  --------
Financial status of plans:
  Accumulated postretirement benefit obligation:
    Retirees                                         $ (69.2)  $ (69.2)
    Fully eligible, active plan participants           (30.0)    (25.1)
    Other active plan participants                     (41.4)    (41.1)
                                                     -------   -------
                                                      (140.6)   (135.4)
  Less plan assets at fair value                         8.0       8.3
                                                     -------   -------
  Accumulated postretirement benefit obligation
   in excess of plan assets                           (132.6)   (127.1)

Reconciliation of financial status of plans to
 amounts recorded in Mead's balance sheets -
  Unrecorded effect of net loss arising from
   differences between actuarial assumptions used
   to determine periodic postretirement benefit
   expense and actual experience                        17.9      18.7
                                                     -------   -------
Accrued postretirement benefit cost                  $(114.7)  $(108.4)
                                                     =======   =======
Benefit obligation discount rate                         8.5%      7.5%
                                                     =======   =======

The components of net periodic postretirement benefit cost are as follows:

                        (All dollar amounts in millions)

Year Ended December 31                              1994    1993    1992
- ------------------------------------------------   ------  ------  ------
Service cost, benefits attributed to
 employee service during the year                  $ 3.9   $ 3.1   $ 2.4
Interest cost on accumulated
 postretirement benefit obligation                  11.2     9.5     9.4
Actual return on plan assets                         (.7)   (1.1)   (1.5)
Net amortization and deferral                        1.7      .1      .4
                                                   -----   -----   -----
Net periodic postretirement benefit cost            16.1    11.6    10.7
Less - net periodic postretirement benefit
 cost allocated to discontinued operations            .8      .7      .7
                                                   -----   -----   -----
Net periodic postretirement benefit cost -
 continuing operations                             $15.3   $10.9   $10.0
                                                   =====   =====   =====

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% in 1994 and 14% in 1993, declining by 1% per year to an ultimate rate of 6%.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1994, would be increased by 11%. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 would be an increase of 10%.

P - Leases

At December 31, 1994, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                       (All dollar amounts in millions)

                                            Capital   Operating
                                            Leases    Leases
                                            --------  ---------
Year Ending December 31:
  1995                                       $  8.1     $ 27.2
  1996                                          7.9       18.9
  1997                                          7.8       14.2
  1998                                          7.7       11.7
  1999                                          7.8        8.6
  Later years through 2026                    228.0       35.3
                                             ------     ------
Total minimum lease payments                  267.3     $115.9
                                                        ======
Less amount representing interest
 and other                                   (118.4)
                                             ------
Present value of net minimum lease payments   148.9

Less current maturities of capital lease
 obligations                                    (.8)
                                             ------
Capital lease obligations                    $148.1
                                             ======

Capital leases are for manufacturing facilities, equipment and warehouse and office space. Capital lease property included in property, plant and equipment is as follows:

                       (All dollar amounts in millions)

December 31                       1994     1993
- ------------------------------   ------   ------
Land and buildings               $ 34.8   $ 34.8
Machinery and equipment           140.7    141.9
                                 ------   ------
                                  175.5    176.7
Less accumulated amortization     (84.6)   (79.0)
                                 ------   ------
                                 $ 90.9   $ 97.7
                                 ======   ======

The majority of rent expense is for operating leases having terms of up to 25 years which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $52.8 million, $48.5 million and $51.9 million in 1994, 1993 and 1992, respectively.

The Company has additional subleases of property recorded under capital leases. Total additional rentals to be received in future years are approximately $16.8 million at December 31, 1994.


Q - Litigation and Other Proceedings

The Company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The Company has also been identified as a potentially responsible party in 31 environmental proceedings. It is not possible to determine the ultimate liability, if any, in all these matters. The Company has established reserves of approximately $40 million relating to environmental matters, including those related to discontinued operations, which it believes are probable and reasonably estimable. Expenditures in 1995 relating to these environmental liabilities are expected to be less than $5 million. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition or results of operations of the Company.


R - Additional Information on Cash Flows

                       (All dollar amounts in millions)

Year Ended December 31                           1994     1993     1992
- ----------------------------------------------  -------  -------  -------
Cash paid during the year for:
  Interest                                       $98.4    $87.8   $101.6
    Less amount capitalized                       (5.7)    (2.6)    (2.3)
                                                 -----    -----   ------
    Interest, net of amount capitalized           92.7     85.2     99.3

  Income taxes                                    59.5     33.6     39.5



S - Reclassifications

Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to the classifications used in 1994. These reclassifications had no impact on net earnings or shareowners' equity as previously reported.

     T - Industry Segments

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

                                   (All dollar amounts in millions)

                                                                   Sales (1)
                                           -----------------------------------------------------------
Year Ended December 31                             1994                1993                 1992
- ----------------------                     -------------------  ------------------   -----------------
                                           Unaffil-    Inter-   Unaffil-    Inter-   Unaffil-   Inter-
                                            iated      segment   iated     segment    iated    segment
                                           --------    -------  --------   -------   --------  -------
Industry segments:
 Paper                                     $1,156.8   $  206.4   $1,111.4   $ 169.0   $1,090.6  $ 162.6
 Packaging and Paperboard                   1,254.5        8.3    1,156.9       9.2    1,163.2      8.3
 Distribution and School
  and Office Products                       2,146.2       10.3    1,970.7       9.1    1,954.6     10.0
Intersegment elimination                                (225.0)              (187.3)             (180.9)
                                           --------               -------              -------
 Total                                     $4,557.5              $4,239.0             $4,208.4
                                           ========              ========             ========

                                                     Earnings from
                                                  Continuing Operations                 Depreciation,
                                              Before Income Taxes (2)(3)(4)       Depletion and Amortization
                                           ------------------------------         --------------------------
Year Ended December 31                       1994       1993       1992            1994      1993     1992
- ----------------------                     --------   --------   --------         -------  --------  -------
Industry segments:
 Paper                                     $   72.0   $  101.9   $   63.3         $  69.6  $   94.2  $  88.1
 Packaging and Paperboard                     123.8      132.8      117.1           131.9     134.4    125.9
 Distribution and School
  and Office Products                          20.5       38.4       29.3            12.9      12.0     13.6
Corporate and other                          (163.9)    (138.1)    (193.9)           11.1      13.1     14.2
                                           --------   --------   --------         -------  --------  -------
 Total                                     $   52.4   $  135.0   $   15.8         $ 225.5  $  253.7  $ 241.8
                                           ========   ========   ========         =======  ========  =======


                                                                                Capital Expenditures
                                                 Identifiable Assets (5)     (Including Capital Leases)
                                           -------------------------------  ----------------------------
Year Ended December 31                       1994       1993       1992      1994       1993     1992
- ----------------------                     --------   --------   --------   -------   --------  --------
Industry segments:
 Paper                                     $1,432.1   $1,345.7   $1,295.2   $ 175.7   $  158.6  $  92.2
 Packaging and Paperboard                   1,457.9    1,405.7    1,379.9     111.8      114.6    102.5
 Distribution and School
  and Office Products                         541.9      510.2      482.8       8.0       22.6     13.0
Intersegment elimination                      (29.5)     (17.8)     (17.3)
Corporate and other                         1,460.2      829.5      793.8      20.1       10.3     10.3
                                           --------   --------   --------    ------     ------  -------
     Total                                 $4,862.6   $4,073.3   $3,934.4    $315.6     $306.1  $ 218.0
                                           ========   ========   ========    ======     ======  =======

     (1) Intersegment sales are made at substantially the same prices and on the same terms as to unaffiliated customers.

     (2) The earnings from continuing operations before income taxes includes the effect of the change in the depreciable lives of certain paper mill equipment (Paper - $28.7, Packaging and Paperboard - $14.0) in 1994.

     (3) Earnings from continuing operations before income taxes in 1994 include the provision for loss on the sale of a facility, costs of severance and closing costs for certain warehouses and office facilities and costs of pension settlements. The effect of the above charges by segment is Paper - $65.9, Packaging and Paperboard - $6.9, Distribution and School and Office Products -$17.3 and Corporate and other - $2.7. Included in 1992 are costs of a performance improvement program and a loss on the sale of a subsidiary. The effect of these charges by segment is Paper - $22.3, Packaging and Paperboard -$23.8, Distribution and School and Office Products - $16.3 and Corporate and other - $45.9.

     (4) Earnings from continuing operations before income taxes for "Corporate and other" includes the following:


Year Ended December 31                     1994      1993      1992
- ----------------------                   --------  --------  --------
Other revenues:
  (Loss) on sale of
   subsidiary                            $         $         $ (22.5)
  Other                                     (2.5)      3.7       7.7
Interest expense                          (101.1)    (94.6)    (99.5)
Comprehensive performance
 improvement program                                           (23.4)
Other expenses                             (60.3)    (47.2)    (56.2)
                                         -------   -------   -------
                                         $(163.9)  $(138.1)  $(193.9)
                                         =======   =======   =======

     (5) The assets of "Corporate and other" consist primarily of cash and cash equivalents, property, plant and equipment, investments in investees and net assets of discontinued operations.

     U - Fourth Quarter Operations (Unaudited)

     During the fourth quarter of 1994, the Company recorded several significant transactions, including the sale of the Electronic Publishing segment, a charge for additional losses in its discontinued insurance operations and a provision for environmental remediation costs at two sites formerly part of Mead's previously discontinued Industrial Manufacturing segment (Note M).

     The Company recorded a charge to earnings of $60.0 million to reflect the estimated loss on sale of its Kingsport, Tennessee, facility. The Company announced its intent to sell the facility in October 1994. In addition, the Company recorded charges to earnings of $21.3 million, principally for severance and closing costs for certain warehouses and office facilities at its Coated Board and Zellerbach operations; a charge for settlements of pension liabilities of $11.5 million and an extraordinary loss on the extinguishment of debt of $11.3 million (after tax).

     Reflected in earnings of equity investees is $9.1 million (after-tax) of refunds from duties levied on lumber exported from Canada by Northwood Forest Industries Ltd. in prior years.

     Selected Quarterly Financial Data (unaudited)
     (All dollar amounts in millions, except per share data)

                             1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.     Year
                             --------  ----------  ---------  ---------  --------
     Net sales:
          1994               $1,007.6   $1,165.9   $1,208.2   $1,175.8   $4,557.5
          1993                1,005.5    1,130.8    1,120.9      981.8    4,239.0
          1992                  967.4    1,105.8    1,128.7    1,006.5    4,208.4
     Gross profit:
          1994                  162.5      204.3      201.6      183.3      751.7
          1993                  164.4      196.7      175.2      152.0      688.3
          1992                  145.3      173.8      184.4      152.3      655.8
     Earnings (loss) from
      continuing operations:
          1994                   15.9       44.7       41.6      (12.6)      89.6
          1993                   22.3       42.3       19.1       12.0       95.7
          1992                   10.4      (36.5)      28.5       11.3       13.7
     Earnings (loss) before
      extraordinary item
      and cumulative effect
      of change in accounting
      principle:
          1994                   27.6       52.4       53.2      573.8      707.0
          1993                   25.6       47.2       30.0       21.3      124.1
          1992                   17.7      (34.7)      37.5       17.1       37.6
     Net earnings (loss):
          1994                   27.6       52.4       53.2      562.5      695.7
          1993                   25.6       47.2       30.0       21.3      124.1
          1992                   51.7      (34.7)      37.5       17.1       71.6
     Per common and common
      equivalent share:(1)
        Earnings (loss)
         from continuing
         operations:
          1994                    .27        .74        .68       (.18)      1.52
          1993                    .38        .70        .32        .20       1.61
          1992                    .19       (.62)       .48        .19        .23
        Earnings (loss)
         before extraordinary
         item and cumulative
         effect of change in
         accounting principle:
          1994                    .46        .86        .87       9.18      11.39
          1993                    .43        .78        .50        .36       2.08
          1992                    .31       (.59)       .63        .29        .63
        Net earnings (loss):
          1994                    .46        .86        .87       9.00 (2)  11.21
          1993                    .43        .78        .50 (3)    .36       2.08
          1992                    .86       (.59) (4)   .63        .29       1.21
     Cash dividends per
      common share:
          1994                    .25        .25        .25        .25       1.00
          1993                    .25        .25        .25        .25       1.00
          1992                    .25        .25        .25        .25       1.00

     (1) The number of shares used in the calculation of per share data varies from period to period since stock options and convertible debentures are included in the calculations only for the periods in which they are dilutive; therefore, the sum of individual quarterly earnings per share may not equal the annual computation.

     (2) Includes a charge of $.92 per share related to asset impairments, restructuring and related severance charges and pension settlement charges; a $.15 per share gain on refund of countervailing duties; a gain of $10.04 per share on sale of Mead Data Central division; a $.79 per share charge related to discontinued insurance operations and environmental matters; and, a charge of $.18 per share for extinguishment of debt.

     (3) Includes $.12 per share charge related to the revaluation of deferred income taxes at January 1, 1993, resulting from 1993 income tax legislation.

     (4) Includes a charge of $.90 per share for other expenses related to a comprehensive performance improvement program and a charge of $.30 per share related to the sale of a subsidiary.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.


                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

          Information pursuant to this item is incorporated herein by reference to pages 3 through 5, 22 and 23 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 16, 1995. Information concerning executive officers is also included in Part I of this report following
     Item 4.

     Item 11.  Executive Compensation

          Information pursuant to this item is incorporated herein by reference to pages 9 through 23 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 10 through 14 and the "Performance Graph" on page 20), definitive copies of which were filed with the Commission on March 16, 1995.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information pursuant to this item is incorporated herein by reference to pages 9 and 10 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 16, 1995.

     Item 13.  Certain Relationships and Related Transactions

          Information pursuant to this item is incorporated herein by reference to pages 22 and 23 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 16, 1995.


                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. Financial Statements

               The financial statements of The Mead Corporation and consolidated subsidiaries are included in Part II, Item 8.

                                    Investee

          The consolidated financial statements and financial statement schedules of Northwood Forest Industries Ltd. are included herein. This investee meets the conditions for filing separate financial statements for the year ended December 31, 1994. Financial statement schedules not listed in the following index have either been shown in the related financial statements or notes thereto or are not applicable and have therefore been omitted.

Northwood Forest Industries Ltd.:
                                                                            Page
                                                                            ----
Financial Statements:
 Auditors' report to the shareholders                                         71
 Consolidated balance sheets                                                  72
 Consolidated statements of operations and retained earnings                  73
 Consolidated statements of changes in financial position                     74
 Notes to consolidated financial statements                                75-85


               2. Financial Statement Schedules

                                                                            Page
                                                                            ----
               Schedule II--Valuation and Qualified Accounts                 69

          The information required to be submitted in Schedules I and III through V for The Mead Corporation and consolidated subsidiaries has either been shown in the financial statements or notes thereto, or is not applicable or required under rules of Regulation S-X, and, therefore, those schedules have been omitted.

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

     (4) Instruments defining the rights of security holders, including indentures:

                (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks (incorporated by reference to Exhibit (4)(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989); Amendment No. 1 thereto dated as of November 30, 1991 (incorporated by reference to Exhibit
             (4)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), and Amendment No. 2 thereto dated as of May 1, 1994 (incorporated by reference to Exhibit (10)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994).

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

                (iii) Indenture dated as of February 1, 1993 between Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

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

                (vii)  Lease Agreement between The Industrial Development Board
             of   the City of Phenix City, Alabama and Mead Coated Board, Inc.,
             dated as of June 1, 1993 (incorporated by reference to Exhibit
             (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 3, 1994).

                (viii) Purchase Agreement dated October 4, 1994 between The Mead Corporation and Reed Elsevier plc. (incorporated by reference to exhibit (10)(1) to the Registrant's Quarterly Report on Form 10-Q filed for the Quarterly Period ended October 2, 1994), as amended (incorporated by reference to Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 2, 1994).



             The following are compensatory plans and arrangements in which directors or executive officers participate:

                (ix) 1984 Stock Option Plan of the Registrant, as amended and restated as of January 25, 1990 (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989), and Amendment dated January 23, 1992 (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                (x) 1991 Stock Option Plan of the Registrant (incorporated by reference to Exhibit (10)(xxi) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                (xi) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987 (incorporated by reference to Exhibit
             (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                (xii) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987 (incorporated by reference to Exhibit (1O)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and Exhibit (10)(ix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                (xiii) Excess Benefit Plan of the Registrant (1988 Restatement), dated October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                (xiv) Supplemental Executive Retirement Plan (formerly The Mead Management Income Parity Plan) effective January 1, 1985, as amended and restated as of July 1, 1992 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

                (xv) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, William E. Hoglund, Barbara
             C. Jordan, John A. Krol, Steven C. Mason, Charles S. Mechem, Jr., Paul F. Miller, Jr., William S. Shanahan, Thomas B. Stanley, Jr. and Lee J. Styslinger, Jr. (incorporated herein by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

                (xvi)  Form of Severance Agreement between Registrant and Steven
             C. Mason (incorporated herein by reference to Exhibit (10)(xvi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and Exhibit (10)(xii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

                (xvii) Form of Severance Agreement between Registrant and each of William R. Graber, Elias M. Karter, Raymond W. Lane, Charles J. Mazza, Wallace 0. Nugent, Thomas E. Palmer, Jerome F. Tatar and other key employees (incorporated by reference to Exhibit
             (10)(xiii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

             (xviii) Benefit Trust Agreement dated January 9, 1987 between Registrant and Society Bank, National Association (incorporated herein by reference to Exhibit (1O)(xviii) to Registrant's Annual Report on Form 1O-K for the year ended December 31, 1986), as amended October 29,

             1988 (incorporated by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and January 24, 1991 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                (xix) Restricted Stock Plan effective December 10, 1987, as amended through July 23, 1992 (incorporated by reference to Exhibit
             (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992), as amended through April 28, 1994 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 3, 1994).

                (xx) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

                (xxi) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

                (xxii) Directors Retirement Plan, effective October 27, 1990 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

                (xxiii)  Form of Executive Life Insurance Policy for Key
             Executives (incorporated by reference to Exhibit (10) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1991).

                (xxiv) The "Direction 2000" Executive Incentive Plan, dated April 21, 1993 (incorporated by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4, 1993), amended for 1994 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994).

                (xxv) Mead Management Incentive Plan for 1994 (incorporated by reference to Exhibit (10)(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 3, 1994).

     (11)   Calculation of Earnings per Share.

     (12)   Ratio of Earnings to Fixed Charges.

     (21)   List of significant subsidiaries of the Registrant.

     (23)   Consent of Independent Auditors.

     (27)   Financial Data Schedule

             (b) Reports on Form 8-K

                A Form 8-K was filed on December 14, 1994 reporting under Item 2
             Registrant's consummation of the sale of its Mead Data Central division and the related subsidiaries and assets to Reed Elsevier plc. Unaudited pro forma condensed statements of earnings for the three quarters ended October 2, 1994, and the year ended December 31, 1993, were filed. Also filed was an unaudited pro forma condensed balance sheet as of October 2, 1994.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MEAD CORPORATION


     Date:   February 23, 1995       By   /s/ Steven C. Mason
                                       ----------------------------------
                                              Steven C. Mason
                                       Chairman of the Board, President
                                        and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:   February 23, 1995       By   /s/ Steven C. Mason
                                       ----------------------------------
                                              Steven C. Mason
                                       Director, Chairman of the Board,
                                          President and Chief Executive
                                            Officer



     Date:   February 23, 1995       By   /s/ William R. Graber
                                       ----------------------------------
                                              William R. Graber
                                          Vice President and Chief
                                        Financial Officer (principal
                                          financial and accounting
                                           officer)



     Date:   February 23, 1995       By   /s/ John C. Bogle
                                       ----------------------------------
                                              John C. Bogle
                                                 Director


     Date:   February 23, 1995       By   /s/ John G. Breen
                                       ----------------------------------
                                              John G. Breen
                                                 Director

     Date:   February 23, 1995       By   /s/ William E. Hoglund
                                       ----------------------------------
                                              William E. Hoglund
                                                   Director


     Date:   February 23, 1995       By   /s/ Barbara C. Jordan
                                       ----------------------------------
                                              Barbara C. Jordan
                                                  Director


     Date:   February 23, 1995       By   /s/ John A. Krol
                                       ----------------------------------
                                              John A. Krol
                                                Director


     Date:   February 23, 1995       By   /s/ Charles S. Mechem, Jr.
                                       ----------------------------------
                                              Charles S. Mechem, Jr.
                                                    Director


     Date:   February 23, 1995       By   /s/ Paul F. Miller, Jr.
                                       ----------------------------------
                                              Paul F. Miller, Jr.
                                                   Director


     Date:   February 23, 1995       By   /s/ William S. Shanahan
                                       ----------------------------------
                                              William S. Shanahan
                                                   Director


     Date:   February 23, 1995       By   /s/ Thomas B. Stanley, Jr.
                                       ----------------------------------
                                              Thomas B. Stanley, Jr.
                                                    Director


     Date:   February 23, 1995       By   /s/ Lee J. Styslinger
                                       ----------------------------------
                                              Lee J. Styslinger
                                                  Director

               THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES



                         SCHEDULE FURNISHED PURSUANT TO
                           REQUIREMENTS OF FORM 10-K



                  Years Ended December 31, 1994, 1993 and 1992

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in millions)

          Column A               Column B            Column C             Column D    Column E
- -----------------------------   ----------     ---------------------    -----------   --------
                                                    Additions
                                               ---------------------

                                               Charged     Charged                    Balance
                                Balance at        to       to Other                     at
                                Beginning       Costs &    Accounts-    Deductions-   End of
Description                     of Period      Expenses    Describe     Describe      Period
- -----------------------------   ----------     --------    ---------    -----------   --------
Year Ended December 31, 1994:

Allowance for doubtful
 accounts                         $ 22.5        $  8.9      $  -0-        $  7.5*      $ 23.9
                                  ======        ======      ======        ======       ======

Accumulated amortization of
 goodwill and other
 intangibles                      $ 31.0        $  3.0      $  -0-        $  -0-       $ 34.0
                                  ======        ======      ======        ======       ======

Reserve for asset
 impairment                       $  -0-        $ 60.0      $  -0-        $  -0-       $ 60.0
                                  ======        ======      ======        ======       ======
Year Ended December 31, 1993:

Allowance for doubtful
 accounts                         $ 22.6        $ 10.8      $  -0-        $ 10.9*      $ 22.5
                                  ======        ======      ======        ======       ======

Accumulated amortization of
 goodwill and other
 intangibles                      $ 28.1        $  2.9      $  -0-        $  -0-       $ 31.0
                                  ======        ======      ======        ======       ======
Year Ended December 31,
 1992:

Allowance for doubtful
 accounts                         $ 25.9        $ 10.4      $  -0-        $ 13.7*      $ 22.6
                                  ======        ======      ======        ======       ======

Accumulated amortization of
 goodwill and other
 intangibles                      $ 24.8        $  3.3      $  -0-        $  -0-       $ 28.1
                                  ======        ======      ======        ======       ======

       *Accounts charged off, net of recoveries.

                      Consolidated Financial Statements of

                        NORTHWOOD FOREST INDUSTRIES LTD.

                  Years Ended December 31, 1994, 1993 and 1992

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Northwood Forest Industries Ltd. as at December 31, 1993 and 1994 and the consolidated statements of operations and retained earnings and changes in financial position for each of the years in the three year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1993 and 1994 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1994 in accordance with accounting principles generally accepted in Canada.



KPMG PEAT MARWICK THORNE
Chartered Accountants

Vancouver, Canada
January 10, 1995

NORTHWOOD FOREST INDUSTRIES LTD.
Consolidated Balance Sheets
(in thousands of Canadian dollars)


December 31, 1993 and 1994
                                                     1994          1993
                                                 ------------  ------------
Assets

Current assets:
  Trade accounts receivable from
   affiliated companies                             $ 100,746     $  85,854
  Other receivables                                    48,082         7,891
  Inventories (note 2)                                150,001       115,357
  Prepaid expenses                                      5,370         6,510
                                                    ---------     ---------
                                                      304,199       215,612

Investments and other assets (note 3)                  16,119        11,393

Property, plant, equipment and
 timber (note 4)                                      405,949       413,228
                                                    ---------     ---------

                                                    $ 726,267     $ 640,233
                                                    =========     =========
Liabilities and Shareholders' Equity

Current liabilities:
  Bank indebtedness (note 5)                        $   9,953     $  87,491
  Due to affiliated company                            45,000         3,000
  Accounts payable and accruals                       105,653        89,800
  Income tax payable                                   67,383        19,766
  Current portion of long-term debt
   (note 5)                                            13,857        15,501
                                                    ---------     ---------
                                                      241,846       215,558

Accrued liabilities not due within one year            20,988        16,789

Long-term debt (note 5)                                88,625       159,306

Deferred income taxes                                  59,394        66,240

Shareholders' equity:
  Share capital (note 6)                               22,000        22,000
  Retained earnings                                   293,414       160,340
                                                    ---------     ---------
                                                      315,414       182,340
Commitments and contingencies
 (notes 5 and 7)
                                                    $ 726,267     $ 640,233
                                                    =========     =========

See accompanying notes to consolidated financial statements

NORTHWOOD FOREST INDUSTRIES LTD.
Consolidated Statements of Operations and Retained Earnings
(in thousands of Canadian dollars)


Years ended December 31, 1992, 1993 and 1994

                                             1994      1993      1992
                                           --------  --------  ---------
Revenue:
  Net sales                                $831,197  $636,352  $530,147

Cost and expenses:
  Cost of products sold                     593,847   512,970   454,339
  Depreciation and amortization              49,236    49,023    49,051
  General and administrative                 14,875    16,133    14,525
  Interest, net (note 8)                     12,350    16,940    20,727
                                           --------  --------  --------
                                            670,308   595,066   538,642
                                           --------  --------  --------
Earnings (loss) before
 countervailing duty refund
 and income taxes                           160,889    41,286    (8,495)

Countervailing duty refund
 (note 9)                                    53,964
                                           --------  --------  --------

Earnings before income taxes                214,853    41,286    (8,495)

Income taxes (recoverable)
 (note 10)                                   81,779    17,880    (2,442)
                                           --------  --------  --------

Earnings (loss) for the year                133,074    23,406    (6,053)

Retained earnings,
 beginning of year                          160,340   136,934   142,987
                                           --------  --------  --------

Retained earnings, end of year             $293,414  $160,340  $136,934
                                           ========  ========  ========

See accompanying notes to consolidated financial statements.

NORTHWOOD FOREST INDUSTRIES LTD.
Consolidated Statements of Changes in Financial Position
(in thousands of Canadian dollars)


Years ended December 31, 1992, 1993 and 1994

                                                   1994       1993       1992
                                                 ---------  ---------  ---------
Cash provided by (used in):

Operations:
  Earnings (loss) for the year                   $133,074   $ 23,406   $ (6,053)
  Items not affecting working
   capital:
    Depreciation and
     amortization                                  49,236     49,023     49,051
    Deferred income taxes                          (6,846)    (7,636)   (18,425)
    Other                                            (589)       (79)     1,509
                                                 --------   --------   --------
                                                  174,875     64,714     26,082

  Changes in non-cash operating
   working capital                                (28,341)   (32,585)    39,973
  Accrued liabilities not due
   within one year                                  4,199       (990)     2,227
                                                 --------   --------   --------
                                                  150,733     31,139     68,282
Financing:
  Repayment of long-term
   debt, net                                      (72,325)   (13,883)   (13,644)
  Advances from affiliated
   company                                         42,000     (1,000)    (1,000)
                                                 --------   --------   --------
                                                  (30,325)   (14,883)   (14,644)
Investments:
  Additions to property, plant,
   equipment and timber                           (38,915)   (22,363)   (17,704)
  Proceeds on sale of property,
   plant, equipment and timber                        771      1,103        461
  Investments:
    B.C. Chemicals Ltd. and
     BC Chemicals Company                          (3,220)    (3,516)    (2,877)
    Other                                          (1,506)      (155)         3
                                                 --------   --------   --------
                                                  (42,870)   (24,931)   (20,117)
                                                 --------   --------   --------
Increase (decrease) in cash
 during the year                                   77,538     (8,675)    33,521

Bank indebtedness, beginning
 of year                                           87,491     78,816    112,337
                                                 --------   --------   --------

Bank indebtedness, end of year                   $  9,953   $ 87,491   $ 78,816
                                                 ========   ========   ========

See accompanying notes to consolidated financial statements.

NORTHWOOD FOREST INDUSTRIES LTD.
Notes to Consolidated Financial Statements

Years ended December 31, 1992, 1993 and 1994


1.  Accounting policies:

The accompanying consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada.

A summary of significant accounting policies of the Company is set out below:

(a)    Principles of consolidation:

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Northwood Pulp and Timber Limited, Northwood Waferboard Limited, Northwood Properties Limited, Rustad Bros. & Co. Ltd., Bond Brothers Sawmill Ltd., Blackwater Construction Co. Ltd. and Gang-Nail Truss (P.G.) Ltd. All material intercompany transactions have been eliminated.

(b)    Inventories:

       Logs, seedlings and operating and maintenance supplies are carried at the lower of average cost and replacement cost. Chips, goods in process and finished goods are valued at the lower of average cost and net realizable value.

(c)    Investments:

       The Company's 50% investment in B.C. Chemicals Ltd. and BC Chemicals Company, a joint venture, which, on a combined basis, supply chemical to the pulp mill, and 30% investment in Vernon Seed Orchard Company, a joint venture, which will supply seed to the nursery centre, are accounted for by the equity method. The Company's share of the net earnings is included in the consolidated statement of operations as an adjustment to cost of products sold.

(d)    Property, plant, equipment and timber:

       The costs of additions, betterments and renewals are capitalized and expenditures for maintenance and repairs are charged to expense. Government grants received in connection with the construction or expansion of production facilities are credited to the cost of such assets. On retirement or disposal of property, plant and equipment, the cost thereof and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statement of operations.

       Buildings and equipment are depreciated, principally on a straight-line basis, at rates which will reduce the cost of each asset to estimated residual value over its economic life. The economic lives of the assets are estimated as follows:

              Timber cutting rights                           40 years
              Buildings                                 10 to 50 years
              Production machinery                       5 to 16 years
              Automotive and woods equipment                   5 years

       Timber and logging roads are amortized on the units of production basis.

(e)    Foreign currency:

       A substantial portion of the Company's sales is denominated in foreign currency. Transactions which are covered by forward exchange contracts are translated at contracted rates. In other cases, current assets and current liabilities are translated at the rate of exchange in effect at the balance sheet date and income and expense items are translated at average rates for the month in which they are earned or incurred.

(f)    Interest:

       Interest identifiable with major capital expenditures is capitalized during the construction period. All other interest is expensed as incurred.

(g)    Pension costs:

       The Company has various pension and post-retirement benefit plans which cover substantially all employees. The Company uses an accrued benefit actuarial method and best estimate assumptions to value benefit obligations. Adjustments arising from plan amendments, experience gains and losses and changes in assumptions are amortized over the estimated average remaining service lives of the employee groups. Current service costs are expensed in the period. Market related asset values are determined on a five year average basis.

(h)    Reforestation obligation:

       The Company harvests timber under various provincial tenures. Estimated future reforestation and silviculture obligations are accrued and charged to earnings based on the volume of timber removed.

2.     Inventories:

                                                             1994      1993
                                                           --------  --------
                                          (in thousands of Canadian dollars)
Pulp                                                       $ 13,032  $  9,347
Lumber                                                       29,346    15,175
Plywood                                                       3,889     1,598
Sawlogs                                                      60,649    45,756
Chips                                                         8,905     9,877
Pulpwood                                                      4,063     5,680
Seedlings                                                     4,460     4,890
Operating and maintenance supplies                           25,657    23,034
                                                           --------  --------

                                                           $150,001  $115,357
                                                           ========  ========

3.     Investments and other assets:

                                                                1994      1993
                                                              --------  --------
                                              (in thousands of Canadian dollars)
Investment and advances to B.C. Chemicals
 Ltd. and BC Chemicals Company, carried
 on an equity basis                                           $ 13,456  $ 10,236

Timber deposits and other                                        2,458       922

Mortgages, agreements and property held
 for resale, at estimated realizable value                         205       235
                                                              --------  --------

                                                              $ 16,119  $ 11,393
                                                              ========  ========

4.     Property, plant, equipment and timber:

                                                   1994                   1993
                                                ---------              ---------
                                     (in thousands of Canadian dollars)
Buildings and equipment, at cost                $ 856,359              $ 827,840
  Less accumulated depreciation                   513,422                468,767
                                                ---------              ---------
                                                  342,937                359,073

Roads and bridges, at cost less
 amortization                                       7,634                  8,281

Timber and timber cutting rights, at
 cost less amortization                            35,578                 36,954

Land, at cost                                       4,265                  4,230

Construction in progress, at cost                  15,535                  4,690
                                                ---------              ---------

                                                $ 405,949              $ 413,228
                                                =========              =========

5.     Long-term debt:

                                                   1994                   1993
                                                ---------              ---------
                                     (in thousands of Canadian dollars)
Revolving term loans                            $  63,000              $ 120,000

Term loan, repayable in
 quarterly installments of $3,400,000              39,200                 52,800

Western Diversification Fund loan                                          1,308


Obligation under capital
 leases                                               282                    699
                                                ---------              ---------
                                                  102,482                174,807

Amount due within one year                         13,857                 15,501
                                                ---------              ---------

                                                $  88,625              $ 159,306
                                                =========              =========

The revolving term loans and the bank indebtedness are unsecured except for a letter of comfort from the shareholders that they will retain beneficial ownership of the Company and a negative pledge over all assets of the Company, excluding its investment in B.C. Chemicals Ltd. and BC Chemicals Company.

The term loan of $39,200,000 is secured by mortgages of certain properties of a subsidiary.

The revolving term loans and term loan are currently represented by banker's acceptances which bear interest at a weighted average rate of 7.24%.

Aggregate maturities of long-term debt are as follows:

                                            (in thousands of Canadian dollars)

    1995                                                 $ 13,857
    1996                                                   13,625
    1997                                                   75,000
                                                         --------

                                                         $102,482
                                                         ========

6.     Share capital:

                                                            1994          1993
                                                          -------       -------
                                             (in thousands of Canadian dollars)
Class "A" shares of no par value
  Authorized and issued 4,000,000 shares                  $ 4,000       $ 4,000
Class "B" shares of no par value
  Authorized and issued 4,000,000 shares                    4,000         4,000
Class "C" non-cumulative non-voting
 shares of no par value
  Authorized and issued 14,000,000 shares                  14,000        14,000
                                                          -------       -------

                                                          $22,000       $22,000
                                                          =======       =======

The Class "C" shares rank ahead of the Class "A" and Class "B" shares as to a fixed non-cumulative dividend of 5% per annum on the amount paid up on the Class "C" shares and are redeemable at their paid-up value together with any dividends declared thereon and unpaid.

7.     Commitments and contingencies:

(a) In 1990 an action was commenced in the Supreme Court of British Columbia by the Fort George Indian Band against the Company and another unrelated forest products company. The claim is that both companies have discharged waste products and noxious effluent into the Fraser River and as a result the lands and environment of the Band have been damaged.

       The plaintiff is claiming a full range of legal remedies and damages (including punitive damages) and injunctive relief. No specific amount of damage has been indicated.

       Many of the legal issues raised in this action are before the Courts of British Columbia in other actions and thus at this time the outcome of the above action cannot be anticipated.

(b) The Company is the defendant in various other legal actions but in the opinion of management the outcome of these actions will not have a material effect on the financial position of the Company.

(c)    Foreign currency exchange contracts:

       Subsequent to year end the Company has entered into forward foreign exchange contracts, which require the Company to buy a specific amount of Canadian currency at a fixed price on a specific future date to hedge expected U.S. dollar denominated receivables over the next twelve months.

       In particular, the Company had various forward foreign exchange contracts with respect to U.S. $20,000,000 at exchange rates varying between Cdn. $1.4093 to $1.4133 for each U.S. $1.00.

(d) The Company estimates that it will need approximately $50,000,000 to $60,000,000 of capital expenditures during the period 1995 to 1999 to comply with environmental regulations.

8.     Interest, net:

                                      1994              1993             1992
                                    -------           -------          -------
                                        (in thousands of Canadian dollars)
Interest for the year
 comprises
 the following:
  Long-term debt                    $ 9,599           $11,119          $14,731
  Short-term debt and other           2,795             5,870            6,950
  Interest income                       (44)              (49)            (954)
                                    -------           -------          -------

                                    $12,350           $16,940          $20,727
                                    =======           =======          =======

9.     Countervailing duty refund:

       During the period March 12, 1992 to August 17, 1994, the Government of the United States imposed a countervailing duty ("CVD") on all softwood lumber imported into the United States from Canada. The Company posted bonds for $5,634,000 (U.S. $4,303,000) and paid $44,902,000 (U.S.
       $32,427,000) on its shipments of softwood lumber in respect of the CVD imposed during this period.

       Pursuant to the provisions of the Canada-United States Free Trade Agreement, throughout the period various appeal processes were pursued by the Government of Canada, provincial governments and the Canadian forest industry. As it was uncertain the appeal processes would be successful, the Company deducted the CVD from sales in the amount of $13,362,000 (U.S. $9,824,000) in 1992, $21,420,000 (U.S. $16,073,000) in 1993 and
       $15,754,000 (U.S. $10,833,000) in 1994.

       In December 1994, the appeal processes resulted in a final decision from the U.S. Department of Commerce to release the bonds posted and to refund the CVD paid with interest. Accordingly, the Company has recorded $53,964,000 (U.S. $38,253,000) as an unusual item being the refund of the duty plus interest less related expenses. Of this amount $38,226,000 (U.S. $27,250,000) is included in other receivables at December 31, 1994.

10.    Income taxes:

The expected rate of income taxes is calculated as follows:

                                               1994       1993       1992
                                               -----      -----      -----

Federal:
  Basic tax net of provincial
   abatement                                   28.0%      28.0%      28.0%
  Manufacturing and processing
   reduction                                   (7.0)      (6.0)      (5.0)
  Logging tax abatement                        (4.3)      (2.3)      (2.3)
  Surtax                                         .7         .8         .8
                                               ----       ----       ----
                                               17.4       20.5       21.5

Provincial, net of logging tax
 abatement                                     14.3       15.0       14.8

Logging taxes                                   6.5        3.5        3.5
                                               ----       ----       ----

                                               38.2%      39.0%      39.8%
                                               ====       ====       ====

The actual income tax differs from that obtained by applying the expected income tax rate to the income before tax for the following reasons:

                                         1994         1993         1992
                                       -------      -------      -------
                                     (in thousands of Canadian dollars)

Taxes at expected rate                 $82,074      $16,102      $(3,381)

Tax effect of:
 Deferred tax drawdown
  accumulated at higher
  tax rates                               (963)        (329)      (1,556)
 Amortization of purchase
  differences on acquisition
  of subsidiary                          1,220        1,254        1,412
 Large corporation tax                    (220)         815        1,021
 Equity in earnings of B.C.
  Chemicals Ltd.                          (264)        (106)         (77)
 Other                                     (68)         144          139
                                       -------      -------      -------

Income taxes (recoverable)             $81,779      $17,880      $(2,442)
                                       =======      =======      =======

11.    Related party transactions:

       The Company is owned 50% by Noranda Forest Inc. ("Noranda") and indirectly 50% by The Mead Corporation ("Mead"). Sales to Mead, Noranda and their respective subsidiary and affiliated companies are at competitive prices. By agreements, a commission is paid to a subsidiary of Mead to act as exclusive agent for soliciting and servicing of certain pulp sales and to a subsidiary of Noranda for certain lumber and plywood sales.

       The Company purchases raw materials from B.C. Chemicals Ltd. and BC Chemicals Company.

       The aggregate of all related party transactions, including the purchase of a number of services from Noranda and affiliated companies, which is not disclosed elsewhere in the financial statements, is summarized as follows:

                                          1994        1993        1992
                                         -------     -------     -------
                                      (in thousands of Canadian dollars)

Net sales before commissions             $97,995     $55,539     $96,185
                                         =======     =======     =======
Commissions                              $22,118     $16,023     $13,083
                                         =======     =======     =======
Net costs and expenses                   $16,306     $13,103     $11,404
                                         =======     =======     =======
Accounts payable and accruals            $ 2,530     $ 1,239     $ 1,243
                                         =======     =======     =======

12.    Pension plans:

       Salaried employees of the Company and hourly employees of Rustad Bros. & Co. Ltd. are members of defined benefit pension plans. As at December 31, 1994 the market value of the plans' assets amounted to $45,429,000
       (1993 - $37,957,000) while the actuarial present value of the plans' accrued pension benefits was $51,649,000 (1993 - $43,865,000).

       Hourly employees, except those of Rustad Bros. & Co. Ltd., are members of negotiated plans to which the Company contributes amounts specified by collective agreements.

       The Company has implemented a post-retirement benefit plan for certain employees. Based on an actuarial valuation dated January 1, 1992 the actuarial present value of the plan's accumulated post-retirement benefit obligations is $890,000 (1993 - $940,000). The plan is funded on a current basis and the liability is being accrued over the estimated average remaining service life of the employee group.

       The current year's pension expense includes the required contribution to the union plans and the actuarially calculated cost to the Company of its obligations to the defined benefit plans attributable to the services rendered by the employees during the year and the actuarially calculated cost to the Company of its obligations to the post-retirement benefit plan.


13.    United States generally accepted accounting principles:

       The financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which, in the case of the Company, conform in all material respects with those in the United States ("United States GAAP"), with the following exceptions:

       (i) The Company follows the Canadian method of accounting for income taxes, described as the deferral method, focusing on differences arising between financial statement income and taxable income. The method followed under United States GAAP, described as the liability method, focuses on differences between the book and tax value of assets and liabilities. In Canada, income taxes are recorded using tax rates and regulations applicable in the current year and are not changed in future years even though tax rates and regulations may change. In the United States, the tax liability is calculated using enacted tax rates and regulations and is adjusted in future years if those tax rates and regulations are changed.

       (ii) United States GAAP requires recognition in the balance sheet of a liability that is at least equal to the unfunded accumulated benefit obligation if the unfunded benefit obligation exceeds the fair value of plan assets. Where a liability is recognized, an intangible asset of an equal amount is also recorded. Canadian GAAP only requires disclosure of the actuarial present value of accrued pension benefits attributed to services rendered up to the reporting date and the value pension fund assets.

       A further difference between Canadian GAAP and United States GAAP in accounting for pension costs is in the choice of discount rate used for computing the benefit obligation and the service and interest cost components of net periodic pension expense. Under Canadian GAAP, the discount rate used represents management's best estimate of the long-term rate of return on pension fund assets, whereas under United States GAAP the discount rate reflects the rate at which pension benefits can effectively be settled at the date of the financial statements.

       The impact of the differences on the Company's pension expense is not material. The impact of the differences on the funded status is included in the table below (note 13(vi)).

       (iii) United States GAAP requires disclosure of changes during the year in non-cash working capital balances pertaining to operating activities. The following table reflects such changes in the years ended December 31, 1994, 1993 and 1992:

                                            1994       1993       1992
                                          ---------  ---------  ---------
                                        (in thousands of Canadian dollars)
Decrease (increase) in
 current assets:
  Trade accounts receivable
   from affiliated companies              $(14,892)  $(26,495)  $ (3,700)
  Other receivables                        (40,191)    (1,691)       782
  Inventories                              (34,644)   (11,901)   (15,893)
  Prepaid expenses                           1,140     (2,242)    (2,169)

Increase (decrease) in
 current liabilities:
  Accounts payable and
   accruals, net                            12,629     (4,746)    27,976
  Income tax payable                        47,617     14,490     32,977
                                          --------   --------   --------

                                          $(28,341)  $(32,585)  $ 39,973
                                          ========   ========   ========

       (iv) Other differences between Canadian GAAP and United States GAAP do not have a material effect, either collectively or individually, on net income.

       (v) The following table reconciles earnings (loss) for the year as reported in the accompanying consolidated statements of operations and retained earnings to earnings (loss) that would have been reported had the financial statements been prepared in accordance with United States
       GAAP:

                                                1994       1993      1992
                                              ---------  --------  --------
                                            (in thousands of Canadian dollars)
Earnings (loss) in accordance
 with Canadian GAAP                           $133,074   $23,406   $(6,053)

Adjustments:
  Deferred income taxes                            389    13,575        41
  Amortization of goodwill                        (706)     (706)     (706)
                                              --------   -------   -------
                                                  (317)   12,869      (665)
                                              --------   -------   -------
Earnings (loss) in accordance
 with United States GAAP                      $132,757   $36,275   $(6,718)
                                              ========   =======   =======


       (vi) The following table indicates the items in the consolidated balance sheet that would be affected had the financial statements been prepared in accordance with United States GAAP. The revised amounts would be as follows:

                                                         1994      1993
                                                       --------  --------

Property, plant, equipment and timber                  $406,949  $414,228
Goodwill                                                 19,083    19,769
Investments and other assets                             19,339    14,301
Accrued liabilities not due within
 one year                                                24,208    19,697
Deferred income taxes                                    69,028    76,273
Retained earnings                                       303,833   171,076

                              THE MEAD CORPORATION



                      EXHIBITS TO FORM 10-K ANNUAL REPORT



                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                 EXHIBIT INDEX


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

(4) Instruments defining the rights of security holders, including indentures:

          (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks (incorporated by reference to Exhibit (4)(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989); Amendment No. 1 thereto dated as of November 30, 1991 (incorporated by reference to Exhibit (4)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), and Amendment No. 2 thereto dated as of May 1, 1994 (incorporated by reference to Exhibit (10)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994).

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

          (iii) Indenture dated as of February 1, 1993 between Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

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

          (vii) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 3, 1994).

          (viii) Purchase Agreement dated October 4, 1994 between The Mead Corporation and Reed Elsevier plc. (incorporated by reference to exhibit
       (10)(1) to the Registrant's Quarterly Report on Form 10-Q filed for the Quarterly Period ended October 2, 1994), as amended (incorporated by reference to Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 2, 1994).



       The following are compensatory plans and arrangements in which directors or executive officers participate:

          (ix) 1984 Stock Option Plan of the Registrant, as amended and restated as of January 25, 1990 (incorporated by reference to Exhibit
       (10)(v) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989), and Amendment dated January 23, 1992 (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

          (x) 1991 Stock Option Plan of the Registrant (incorporated by reference to Exhibit (10)(xxi) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

          (xi) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987 (incorporated by reference to Exhibit
       (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

          (xii) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987 (incorporated by reference to Exhibit (1O)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and Exhibit (10)(ix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

          (xiii) Excess Benefit Plan of the Registrant (1988 Restatement), dated October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
       1990).

          (xiv) Supplemental Executive Retirement Plan (formerly The Mead Management Income Parity Plan) effective January 1, 1985, as amended and restated as of July 1, 1992 (incorporated by reference to Exhibit
       (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

          (xv) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, William E. Hoglund, Barbara C. Jordan, John A. Krol, Steven C. Mason, Charles S. Mechem, Jr., Paul F. Miller, Jr., William S. Shanahan, Thomas B. Stanley, Jr. and Lee J.

       Styslinger, Jr. (incorporated herein by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31,
       1986).

          (xvi) Form of Severance Agreement between Registrant and Steven C. Mason (incorporated herein by reference to Exhibit (10)(xvi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and Exhibit (10)(xii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

          (xvii) Form of Severance Agreement between Registrant and each of William R. Graber, Elias M. Karter, Raymond W. Lane, Charles J. Mazza, Wallace 0. Nugent, Thomas E. Palmer, Jerome F. Tatar and other key employees (incorporated by reference to Exhibit (10)(xiii) of Registrant's Annual Report on Form 10-K for the year ended December 31,
       1988).

          (xviii) Benefit Trust Agreement dated January 9, 1987 between Registrant and Society Bank, National Association (incorporated herein by reference to Exhibit (1O)(xviii) to Registrant's Annual Report on
       Form 1O-K for the year ended December 31, 1986), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and January 24, 1991 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31,
       1990).

          (xix) Restricted Stock Plan effective December 10, 1987, as amended through July 23, 1992 (incorporated by reference to Exhibit (10)(xviii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992), as amended through April 28, 1994 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 3, 1994).

          (xx) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit
       (10)(xix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

          (xxi) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

          (xxii) Directors Retirement Plan, effective October 27, 1990 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

          (xxiii) Form of Executive Life Insurance Policy for Key Executives (incorporated by reference to Exhibit (10) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1991).

          (xxiv) The "Direction 2000" Executive Incentive Plan, dated April 21, 1993 (incorporated by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4,
       1993), amended for 1994 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994).

          (xxv) Mead Management Incentive Plan for 1994 (incorporated by reference to Exhibit (10)(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 3, 1994).