Form 10-Q
period 1995-04-02
MEAD CORP
filed 1995-05-12
CIK 64394

===============================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 2, 1995


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

  The number of Common Shares outstanding at April 2, 1995 was 56,336,827.

================================================================================

                     THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     -------------------------------------------------
                           QUARTERLY PERIOD ENDED APRIL 2, 1995
                          ------------------------------------

                                 PART I - FINANCIAL INFORMATION
                                          ---------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
BALANCE SHEETS
- --------------
(All dollar amounts in millions)

                                                                      April 2,           Dec. 31,
                                                                        1995               1994
                                                                      --------           --------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                           $      144.9       $     484.0
  Accounts receivable                                                        644.3             606.6
  Inventories                                                                442.4             382.4
  Other current assets                                                       100.9             421.0
                                                                          --------           -------
          Total current assets                                             1,332.5           1,894.0

Investments and other assets:
  Investees                                                                  122.9             108.2
  Other assets                                                               433.4             546.5
                                                                          --------          --------
                                                                             556.3             654.7

Property, plant and equipment                                              4,201.3           4,163.2
Less accumulated depreciation and
 amortization                                                             (1,882.1)         (1,849.3)
                                                                          --------          --------
                                                                           2,319.2           2,313.9
                                                                          --------          --------
          Total assets                                                    $4,208.0          $4,862.6
                                                                          ========          ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current liabilities:
  Accounts payable                                                    $      329.9       $     373.5
  Accrued liabilities                                                        360.8             373.2
  Income taxes payable                                                        36.0             324.7
  Current maturities of long-term debt                                        16.2              16.1
                                                                          --------          --------
          Total current liabilities                                          742.9           1,087.5

Long-term debt                                                               813.1             957.7
Commitments and contingent liabilities
Deferred items                                                               645.0             634.8

Shareowners' equity:
  Common shares                                                              162.4             174.9
  Foreign currency translation adjustment                                       .1              (4.8)
  Net unrealized gain on securities                                            1.7               3.7
  Retained earnings                                                        1,842.8           2,008.8
                                                                          --------          --------
                                                                           2,007.0           2,182.6
                                                                          --------           -------
          Total liabilities and
           shareowners' equity                                            $4,208.0          $4,862.6
                                                                          ========          ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF EARNINGS
- ----------------------
 (All dollar amounts in millions, except per share amounts)

                                                                           First Quarter Ended
                                                                           --------------------
                                                                           April 2,     April 3,
                                                                             1995         1994
                                                                           --------      --------
Net sales                                                                  $ 1,240.8    $ 1,007.6
Cost of products sold                                                        1,018.9        845.1
                                                                            --------      --------
  Gross profit                                                                 221.9        162.5

Selling, administrative and
 research expenses                                                             136.7         124.2
                                                                            --------      --------
  Earnings from operations                                                      85.2           38.3

Other revenues (expenses) - net                                                 13.4           (6.6)
Interest and debt expense                                                      (18.3)         (24.3)
                                                                            --------        --------
  Earnings before income taxes                                                   80.3            7.4

Income taxes                                                                     30.6            2.9
                                                                             --------        --------
  Earnings before equity in net
    earnings of investees                                                        49.7            4.5

Equity in net earnings of investees                                              12.0            11.4
                                                                             --------         --------
  Earnings from continuing operations                                            61.7            15.9

Discontinued operations                                                                          11.7
                                                                             --------         --------
  Net earnings                                                             $     61.7       $    27.6
                                                                             ========        ========
Per common and common equivalent share:
  Earnings from continuing operations                                           $1.07            $ .27
  Discontinued operations                                                                          .19
                                                                               -----             -----
  Net earnings                                                                  $1.07             $ .46
                                                                                =====             =====

Cash dividends per common share                                                  $ .25             $ .25
                                                                                 =====             =====
Average common and common equivalent
 shares outstanding (millions)                                                    57.7              59.8
                                                                                  =====            =====

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF CASH FLOWS
- ------------------------
 (All dollar amounts in millions)

                                                            First Quarter Ended
                                                            --------------------
                                                             April 2,      April 3,
                                                               1995         1994
                                                              -------      --------
Cash flows from operating activities:
  Net earnings                                             $     61.7       $ 27.6
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                               49.0         46.5
    Depreciation and amortization of other assets                10.9          8.4
    Deferred income taxes                                        13.3         10.1
    Investees-earnings and dividends                            (13.0)        (9.0)
    (Income) from discontinued operations                                    (11.7)
    Other                                                        (9.8)         8.9
  Change in assets and liabilities:
    Accounts receivable                                         (37.7)       (24.3)
    Inventories                                                 (60.0)       (45.5)
    Other current assets                                        (12.3)        (2.7)
    Accounts payable and accrued liabilities                   (344.8)       (71.5)
  Cash provided by (used in) discontinued operations              (.9)        (7.8)
                                                               -------       ------
      Net cash (used in) operating activities                  (343.6)        (71.0)
                                                              -------         ------

Cash flows from investing activities:
  Capital expenditures                                          (54.4)        (63.1)
  Additions to equipment rented to others                       (15.1)        (12.8)
  Restricted funds                                              461.0
  Other                                                          (1.9)         7.1
                                                                -------     ------
      Net cash provided by (used in) investing activities       389.6        (68.8)
                                                                -------     ------

Cash flows from financing activities:
  Additional borrowings                                                       154.8
  Payments on borrowings                                       (144.9)       (166.2)
  Notes payable                                                               164.2

  Cash dividends paid                                           (14.5)        (14.8)
  Common shares purchased                                      (241.5)
  Common shares issued                                           15.8           3.4
                                                               -------       ------
      Net cash provided by (used in) financing activities      (385.1)        141.4
                                                               -------        ------
Increase (decrease) in cash and cash equivalents               (339.1)          1.6
Cash and cash equivalents at beginning of year                  484.0           9.3
                                                              -------        ------
Cash and cash equivalents at end of quarter                    $144.9         $10.9
                                                              =======        ======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1994 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        April 2,    Dec. 31,
                                          1995        1994
                                         ------      ------
Finished and semi-finished products      $306.1      $241.0
Raw materials                              74.5        78.9
Stores and supplies                        61.8        62.5
                                         ------      ------
                                         $442.4      $382.4
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                                        First Quarter Ended
                                        --------------------
                                        April 2,    April 3,
                                          1995        1994
                                        --------    --------

Revenues                                 $191.2      $151.8
                                         ======      ======
Gross profit                             $ 46.3      $ 42.1
                                         ======      ======
Net earnings                             $ 26.5      $ 26.0
                                         ======      ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                        First Quarter Ended
                                        --------------------
                                        April 2,    April 3,
                                          1995        1994
                                        --------    --------

Cash paid for:
  Interest                               $ 28.2      $ 32.6
                                         ======      ======
  Income taxes                           $308.4      $  1.8
                                         ======      ======

F - SHAREOWNERS' EQUITY

During the first quarter of 1995, the Company repurchased 4.6 million common shares on the open market for $241.5 million. This brings the total shares repurchased under the existing $350 million authorization to $285.9 million as of the end of the first quarter of 1995. On April 27, 1995, the Board of Directors authorized the Company to repurchase up to an additional five million common shares from time to time.

G - SALE OF ASSETS

In March 1995, the Company announced it had reached an agreement to sell the Kingsport, Tennessee, paper mill to Willamette Industries. This sale is expected to close in the second quarter of 1995. The Company recorded a charge of $60.0 million in 1994 for the anticipated loss on the sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------
RESULTS OF OPERATIONS
- ---------------------
Net Sales
- ---------
Net sales for the first quarter of 1995 were $1.24 billion, a 23% increase over the $1.01 billion of net sales generated in the first quarter of 1994. Most of Mead's divisions reported higher 1995 revenues compared to the same quarter of 1994, with major increases coming from the Fine Paper, Publishing Paper, Containerboard and Zellerbach divisions. On the whole, markets were considerably stronger and selling prices significantly higher than a year ago. Furthermore, the addition of Hilroy, a Canadian manufacturer and distributor of school and office products purchased in the fourth quarter of 1994, contributed to the sales increase.

Operating Costs and Expenses
- ----------------------------
Gross profit as a percentage of sales improved from 16.1% in the first quarter of 1994 to 17.9% for the first quarter of 1995. The improvement is attributed to improved sales volume and selling prices, good operating performance and productivity gains.

Selling, administrative and research expenses totaled $136.7 million in the first quarter of 1995 compared to $124.2 million in the first quarter of 1994. The increase was attributable to acquisitions and expansions into new foreign markets and additional selling expenses, primarily at Zellerbach. As a percent of sales, however, these expenses declined to 11% for the first quarter of 1995 compared to 12% for the same quarter of 1994.

Other Revenues (Expenses) - Net
- -------------------------------
Other revenues were $13.4 million in the first quarter of 1995 compared to net (expenses) of ($6.6) million in the comparable quarter of 1994. In 1995, Mead earned an unusual amount of interest and dividend income on the temporary investment of the proceeds from the 1994 sale of its Electronic Publishing business. By the end of the quarter, most of these proceeds had been spent for other corporate purposes (described below), and future interest and dividend income is not expected to be significant. In the first quarter of 1994, Mead incurred $12.1 million ($7.4 million after tax, or 12 cents per share) in losses related to adjustments to market for certain financial instruments, principally a one-time loss on the termination of certain leveraged interest rate options entered into in conjunction with swap transactions.

Interest and Debt Expense
- -------------------------
First quarter 1995 interest and debt expense declined 25% to $18.3 million from the 1994 amount of $24.3 million. A portion of the proceeds from the sale of the Electronic Publishing segment was used to redeem Mead's 6-3/4% convertible subordinated debentures (December 1994) and its 9% debentures (early January 1995). Additionally, Mead paid down virtually all short-term borrowings in 1994 and retired a small amount of medium-term notes during the first quarter of 1995. Partially offsetting the interest savings from these paydowns are higher rates on borrowings carrying variable interest rates.

Income Taxes
- ------------
Federal and state taxes on income increased from $2.9 million for the first quarter of 1994 to $30.6 million in the first quarter of 1995. Higher pre-tax earnings in 1995 as compared to 1994 caused the increase. There was no significant change in the effective tax rate.

Equity in Net Earnings of Investees
- -----------------------------------
Earnings contributed by Mead's investees, primarily its jointly-owned Northwood companies, increased to $12.0 million for the first quarter of 1995 compared to $11.4 million for the first quarter of 1994. Average selling prices for market softwood kraft pulp increased about 70% over first quarter 1994 levels, and demand continues to be strong. As a result, the Northwood pulp mill is sold out for the next several months. Higher fiber costs and weaker prices for lumber and other solid wood products somewhat offset the benefit of the higher pulp selling prices.

Financial Data by Business
- --------------------------
In the Paper segment, net sales, including those to Mead's Zellerbach distribution business, were $394.8 million in the first quarter of 1995 compared to $309.9 million for the same quarter of 1994. The segment experienced a 15% increase in tons sold in 1995 compared to 1994 first quarter levels. Improved selling prices, particularly in the coated grades, accounted for the rest of the improvement. Earnings for the Paper segment totaled $62.6 million in the first quarter of 1995, more than double the $29.0 million reported in the first quarter of 1994. Most of the improvement came from Mead's Publishing Paper Division in Escanaba, Michigan, and its Fine Paper mill in Kingsport, Tennessee. The
Chillicothe, Ohio, Fine Paper mill's first quarter 1995 earnings were considerably higher than 1994 levels despite some pulp mill operating problems during the middle part of the quarter. Although there are some signs that economic growth is stabilizing, Mead expects that the current favorable market conditions will continue and expects that the Paper segment will perform well for the rest of 1995. In March 1995, Mead announced the execution of an agreement to sell the Kingsport, Tennessee, mill to Willamette Industries, Inc. The sale is expected to be completed during the second quarter of 1995.

First quarter 1995 sales and earnings exceeded first quarter 1994 levels in the Packaging and Paperboard segment. Net sales to unaffiliated customers for the first quarter were $317.7 million and $282.8 million for 1995 and 1994, respectively. Earnings improved about 20%, from $27.6 million in the first quarter of 1994 to $33.1 million for the same quarter of 1995. Most of the increase in earnings and much of the increase in sales came from Mead's Containerboard Division. Higher market prices for corrugating medium and containers, coupled with good operating performance at the Stevenson, Alabama, corrugating medium mill and the converting operations, drove the improvement. Mead expects that the current containerboard market conditions will continue throughout the rest of the year. First quarter results were mixed for Mead's Coated Board system. 1995 worldwide sales volume is higher compared with the same period of 1994, but pricing pressures in the beverage carton market and rising fiber costs reduced first quarter earnings from 1994 levels. Mead's Coated Board Division has terminated its operations in the Pacific Rim. This decision will not have a material effect on the financial condition or results of operations of the Corporation nor the Packaging and Paperboard segment. Mead's Packaging Division continues to maintain a significant presence in this part of the world.

Net sales to unaffiliated customers totaled $593.8 million in the Distribution and School and Office Products segment for the first quarter of 1995, a 29% increase over the first quarter of 1994. First quarter earnings were $8.1 million and $2.3 million for 1995 and 1994, respectively. Mead's Zellerbach distribution business generated significantly higher sales in each of its three business units. Earnings also benefitted from a stronger paper market. The addition of Hilroy contributed to the increased sales and earnings of the School and Office Products Division. Without Hilroy, however, the division's sales still increased over 1994 levels primarily due to higher selling prices. The division's first quarter earnings also increased over the prior year's first quarter despite substantially higher raw material costs. Mead believes the division is poised to have a successful back-to-school season in spite of reduced paper availability and significantly higher tablet paper costs.

Liquidity and Capital Resources
- -------------------------------
In the fourth quarter of 1994, Mead sold its Electronic Publishing business for $1.5 billion. The sale, and the subsequent use of the proceeds, had a significant positive impact on the financial condition of The Mead Corporation. Upon the sale, the Board of Directors restricted a certain amount of cash to be used solely for the payment of federal and state taxes on the gain (these taxes were paid in the first quarter of 1995) and the redemption of two debenture issues. In December 1994, Mead redeemed $139.0 million of 6-3/4% convertible debentures originally due 2012. In January 1995, Mead redeemed $130.0 million of 9% debentures, originally scheduled for payment in the years 2000 through 2017.

Also, as a result of the sale of the Electronic Publishing business, Mead announced a program to buy back $350 million of common shares. By the end of the first quarter of 1995, Mead had repurchased 5.5 million shares ($286 million) under this program. Furthermore, in late April 1995, Mead announced a program authorizing the repurchase of an additional 5 million shares of Mead common stock from time to time on the open market.

Traditionally, the first quarter School and Office Products back-to-school inventory build has been financed through short-term borrowings.
Available cash obviated the need for any significant borrowing in the first quarter of 1995.

The net effect of all these events reduced the long-term debt to total capital ratio from 45.8% at April 3, 1994 (30.5% at December 31, 1994) to 28.8% at April 2, 1995. Because of the use of the proceeds from the Electronic Publishing sale, working capital decreased from $806.5 million at December 31, 1994, to $589.6 million at April 2, 1995. The current ratio increased slightly to 1.8 at the end of the first quarter of 1995 from 1.7 at December 31, 1994.

First quarter 1995 capital spending totaled $54.4 million compared to $63.1 million for the first quarter of 1994.

During the first quarter of 1995, Mead also reported two other strategic initiatives. In March, Mead announced an agreement to sell the Kingsport, Tennessee mill. The anticipated loss on the sale was provided for in the fourth quarter of 1994. Also, the Board of Directors approved a $150- $175 million expansion of Mead's corrugating medium mill in Stevenson, Alabama. During the early stages of construction, the expansion is expected to be funded through internally generated cash flow. External funding may be required at a later date.

At the end of the first quarter, Mead paid a fixed rate or a capped rate on 74% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.05 change in net earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $19.3 million less than the book value at the end of the first quarter of 1995.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
     (a)       Exhibits

               (10)  Material Contracts:

                     (1) Mead Management Incentive Plan for 1995 in which executive officers participate.

                     (2) Corporate Long Term Incentive Plan effective 1995 in which executive officers participate.

                (11.1), (11.2), (11.3)  Calculations of Net Earnings per Share.

                (27)      Financial Data Schedule

      (b) No current reports on Form 8-K were filed with the Commission in the first quarter of 1995.

                                  SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     May 12, 1995


THE MEAD CORPORATION
- -------------------
   (Registrant)



By  GREGORY T. GESWEIN
    _________________________
    G. T. Geswein
    Controller and
    Chief Accounting Officer

                                                                   Exhibit 10(1)

                       MEAD MANAGEMENT INCENTIVE PLAN
                       ------------------------------
                                    1995
                                    ----


OBJECTIVE            The objective of the Mead Management Incentive Plan is to
- ---------            recognize and reward key managers for achieving and
                     sustaining superior corporate performance compared to other industrial companies.

PARTICIPATION        All elected officers of the Corporation will participate
ELIGIBILTY           in this plan.
- -------------

PAYOUT               Participants must be employees of the company, an affiliate
ELIGIBILTY           or a subsidiary at the end of the plan year to receive
- ----------           payout from this plan.  An appropriate proration of earned awards may be made in case of death, disability, retirement, hire or transfer during the plan year. In such cases, the incentive target will be pro-rated to reflect the months of service.

INCENTIVE TARGET     The Incentive Target for each grade is the difference
- ----------------     between Mead's policy total cash compensation target and
                     the midpoint. This Target will be adjusted annually, based on market total cash compensation data. In addition, the Compensation Committee may increase the incentive targets in any plan year, to reflect Mead's competitive base salary position. For the 1995 plan year, incentive targets for all grades have been increased by 3%. The current year incentive targets are shown in Attachment 1.

TOTAL PAYOUT         Payout under the Mead Management Incentive Plan is the sum
DETERMINATION        of the incentive target multiplied by the Competitive
- -------------        Industry Factor (CIF) to determine the final payout.
                     The CIF is determined as:

                     Competitive   =  Mead ROTC          X  Mead ROTC
                                      -----------------     --------------------
                     Industry Factor  All Industry ROTC     Forest Products ROTC

                    ROTC = (EAT + (1-Tax Rate) X Current Interest Expense) X 100
                            ---------------------------------------------
                              (Average Equity + Average Long-Term Debt)

                     The incentive payout is determined as:

                     Incentive   =  Incentive   X  CIF
                     Payout         Target

                     The above calculated payout will be further adjusted by the manager's assessment of the participant's individual performance.

                     For selected MMIP participants, the payout determination will constitute 80% Competitive Industry Factor (above) and 20% Cash Flow Component. Payout of this component is based on an assessment of how effectively management has utilized cash resources to productively grow the business.

                     The selected MMIP participants with Cash Flow Impact are shown in Attachment 2.

PAYOUT               Senior Executives in grades 26 and above will not be
THRESHOLD            eligible for payout unless Mead's annual ROTC is 5% or
- ---------            higher.

                     Other participants will not be eligible for payout unless there are corporate earnings for the year.

ADMINISTRATION       The Plan is administered by the Compensation Committee
- --------------       of the Board. The Compensation Committee has delegated
                     administration to the Corporate Vice President, Human
                     Resources.

ACCOUNTING           Payout will be estimated periodically and required
FOR PAYOUT           corporate accrual of payout will be booked against earnings
- ----------           during the year.  Approved incentive checks will be
                     prepared and expensed to earnings at the time of payout.

RECOMMENDATIONS      The Compensation Committee reviews and approves
AND APPROVAL         total funding and individual payouts under the plan, and
- ---------------      the amount, use and replenishment of any reserve funds.
                     The Compensation Committee may also determine if payout will be in cash, restricted stock, or a combination thereof.

                     The CEO recommends all individual payouts to the Compensation Committee of the Board of Directors for approval. Payout for the CEO is recommended to the Board of Directors by the Compensation Committee.

RESERVED RIGHTS      The Mead Corporation reserves the right to alter,
- ---------------      amend, suspend or terminate any or all provisions of the
                     Mead Management Incentive Plan,except such actions shall neither inhibit nor hinder the rights of any individual with respect to earned and credited awards which have been deferred. Designation of a position as eligible for participation neither guarantees the individual a right to an incentive payment nor a right to continued employment.



                                                STEVEN C. MASON
                                                --------------------------------
                                                         Approved


                                                 April 13, 1995
                                                 -------------------------------
                                                           Date

                                                                    Attachment 1


                        MEAD MANAGEMENT INCENTIVE PLAN
                        ------------------------------
                                PAYOUT TARGETS
                                --------------

                                     1995
                                     ----


                     1995          Policy          Policy          *Annual
     Grade         Midpoint    Annual Target     TCC Target    Incentive Target
     -----         --------    -------------     -----------   ----------------

      33           $678, 132      $535,900        $1,214,000       $556,200
      32             593,364       443,500         1,036,900        461,300
      31             519,192       366,200           885,400        381,800
      30             454,296       304,100           758,400        317,700
      29             397,512       256,000           653,500        267,900
      28             347,820       211,800           559,600        222,200
      27             304,344       174,900           479,200        184,000
      26             266,304       143,400           409,700        151,400
      25             233,016       119,400           352,400        126,400
      24             203,892        95,800           299,700        101,900
      23             178,416        75,000           253,400         80,300
      22             162,000        55,500           217,500         60,360



 *For 1995 the above Incentive Targets include an addition of 3% of Midpoint.

                                                                    Attachment 2





                          MMIP PARTICIPANTS WITH CASH FLOW COMPONENT
                          ------------------------------------------





             S. C. Mason                              Chairman, President & CEO
             W. R. Graber                             VP & CFO
             E. M. Karter                             VP - Operating Officer
             R. W. Lane                               VP - Operating Officer
             T. E. Palmer                             VP & General Counsel
             J. F. Tatar                              VP - Operating Officer
             C. J. Mazza                              VP Human Resources
             W. O. Nugent                             VP Purchasing & Logistics
             C. A. Niekamp                            VP Strategy & Planning
             G. T. Geswein                            Controller
             J. T. Matthews                           Treasurer

                                                                   Exhibit 10(2)


                      THE CORPORATE LONG TERM INCENTIVE PLAN
                      --------------------------------------
                                      1995
                                      ----

OBJECTIVE          The objective of the Corporate Long Term Incentive
- ---------          Plan is to reward executives for adding value to the
                   Corporation by providing a return that is above the cost of capital, while strategically managing capital growth.

TERM OF THE PLAN   This Corporate Long Term Incentive Plan is a two year
                   plan, with the performance period ending December 31, 1995.

PARTICIPATION      All corporate executives grade 23 and above, plus Division
ELIGIBILTY         Presidents.
- -------------

PAYOUT             Participants must be employees of the company, an affiliate
ELIGIBILTY         or a subsidiary at the end of each plan year to receive
                   payout from this plan. An appropriate proration of earned awards may be made in case of death, disability, retirement, hire or transfer during the year.

INCENTIVE TARGET   The 1995 Incentive Target by grade is shown in Attachment 1.
- ----------------   This Target will be adjusted annually, based on competitive data.

                   The Incentive Target will be prorated for participants gaining or losing eligibility, or for changes in grade during each year of the plan term.

TOTAL PAYOUT       This design measures compound capital growth over 2 years,
DETERMINATION      and the ROTC achieved in the second year of this two year
- -------------      plan.

                   A single matrix (Attachment 2) determines the Mead Performance Factor (MPF).

                   The Mead Performance Factor (MPF) is then multiplied by the
                       -----------------------------
                   Competitive Industry Factor (CIF) to determine the final payout. The CIF is determined as:

                   Competitive  =   Mead ROTC          X  Mead ROTC
                                    -----------------     ----------------------
                   Industry Factor  All Industry ROTC      Forest Products ROTC

                  ROTC =  (EAT + ((1-Tax Rate) X Current Interest Expense) X 100
                           ------------------------------------------------
                             (Average Equity + Average Long-Term Debt)

                   The incentive payout is determined as:

                   Incentive     = Incentive  X  MPF  X  CIF
                   Payout          Target


ADMINISTRATION     The Plan is administered by the Compensation Committee
- --------------     of the Board. The Compensation Committee has delegated
                   administration to the Corporate Vice President, Human
                   Resources.

ACCOUNTING         Payout will be estimated periodically and required corporate
FOR APPROVAL       accrual of payout will be booked against earnings during
- ------------       the year.  Approved incentive checks will be prepared and
                   expensed to earnings at the time of payout.

RECOMMENDATIONS     The Compensation Committee reviews and approves  total
AND APPROVAL        funding and individual payouts under the plan, and the
- ---------------     amount, use and replenishment of any reserve funds.

                    The CEO recommends all individual payouts to the Compensation Committee of the Board of Directors for approval. Payout for the CEO is recommended to the Board of Directors by the Compensation Committee.

                    Form of payout will be determined by the Compensation Committee. Payout will normally be delivered to all participants as 30% cash and 70% restricted stock (with a 3-year vesting period).

RESERVED RIGHTS     The Mead Corporation reserves the right to alter, amend,
- ---------------     suspend or terminate any or all provisions of this Corporate
                    Long Term Incentive Plan, except such actions shall neither inhibit nor hinder the rights of any individual with respect to earned and credited awards which have been deferred.
                    Designation of a position as eligible for participation neither guarantees the individual a right to an incentive payment nor a right to continued employment.



                                                      STEVEN C. MASON
                                                      --------------------------
                                                             Approved


                                                        April 13, 1995
                                                         -----------------------
                                                                 Date

                                                                   Attachment 1


                        THE CORPORATE LONG TERM INCENTIVE PLAN
                        --------------------------------------

                                     PAYOUT TARGETS
                                     --------------

                                          1995




                             Grade                Incentive Target

                              33                  $      535,900
                              32                         443,500
                              31                         366,200
                              30                         304,100
                              29                         256,000
                              28                         211,800
                              27                         174,900
                              26                         143,400
                              25                         119,400
                              24                          95,800
                              23                          75,000
                              22                          55,500

                                                                  EXHIBIT (11.1)


THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
CALCULATION OF PRIMARY NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
- ----------------------------------------------------------------------------
(All amounts in thousands, except per share amounts)

                                                        First Quarter Ended
                                                        --------------------
                                                        April 2,       April 3,
                                                          1995           1994
                                                        -------        -------


NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                      $61,742         $27,616
                                                        =======         =======



AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Average number of common shares outstanding            56,759          59,252

  Dilutive effect of stock options after
   application of treasury stock method                     909             594
                                                        -------          -------
AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                           57,668          59,846
                                                        =======          =======
PRIMARY NET EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                                       $  1.07         $   .46
                                                        =======          =======

                                                                 EXHIBIT (11.2)


THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
CALCULATION OF FULLY DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT
- --------------------------------------------------------------------------
SHARE (1)
- ----------
(All amounts in thousands, except per share amounts)

                                                        First Quarter Ended
                                                        --------------------
                                                        April 2,     April 3,
                                                          1995         1994
                                                        -------       -------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                      $61,742       $27,616
                                                         ======        ======
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS:
  Shares used in calculating primary earnings
   per share                                             57,668        59,846

  Additional dilutive effect of stock options after
   application of treasury stock method                      43
                                                        -------       -------
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS                                     57,711        59,846
                                                        =======       =======
FULLY DILUTED NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE                                $  1.07       $   .46
                                                        =======       =======

(1) This calculation is submitted in accordance with 17 CFR
229.601(b)(11) although not required by APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                 EXHIBIT (11.3)


THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
CALCULATION OF FULLY DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT
- --------------------------------------------------------------------------
SHARE (1)
- ----------
(All amounts in thousands, except per share amounts)

                                                        First Quarter Ended
                                                        --------------------
                                                        April 2,    April 3,
                                                          1995        1994
                                                        -------     -------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                      $61,742     $27,616

ADJUSTMENT FOR OTHER POTENTIALLY DILUTIVE
 SECURITIES - Interest savings (net of tax) on
 Convertible Subordinated Debentures as if converted
 at the beginning of the period                                       1,431
                                                        -------     -------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES ON A FULLY DILUTED BASIS             $61,742     $29,047
                                                        =======     =======
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS:
  Shares used in calculating primary earnings
   per share                                             57,668      59,846

  Dilutive effect of stock options after
   application of treasury stock method                      43

  Adjustment for other potentially dilutive
   securities - Dilutive effect of Convertible
   Subordinated Debentures as if converted at the
   beginning of the period                                            2,630
                                                        -------     -------
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS                                     57,711      62,476
                                                        =======     =======
FULLY DILUTED NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE                                $  1.07      $  .46
                                                        =======     =======

(1) This calculation is submitted in accordance with 17 CFR
229.601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.