Form 10-K/A
period 1994-12-31
MEAD CORP
filed 1995-05-31
CIK 64394

================================================================================
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                           FORM 10-K/A
              [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1994
                                              OR
               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________ to ________ Commission File No. 1-2267

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1994 to include the following information and financial statements required by Form 11-K with respect to The Mead Salaried Savings Plan (the Plan) for the year ended December 31, 1994:


THE MEAD SALARIED SAVINGS PLAN

TABLE OF CONTENTS
- ---------------------------------------------------
                                                                       Page

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits
  as of December 31, 1994 and 1993                                        2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1994                           3

NOTES TO FINANCIAL STATEMENTS                                             4-7

SUPPLEMENTAL SCHEDULES:

 Schedule of Assets Held for Investment as of
  December 31, 1994                                                        8

 Schedule of Reportable Transactions in Excess
  of Five Percent of the Current Value of Plan
  Assets for the Year Ended December 31, 1994                               9-10


EXHIBIT:

 Independent Auditors' Consent                                               11

 Signatures                                                                  12

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Salaried Savings Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Salaried Savings Plan (the Plan) as of December 31, 1994 and 1993, and the related statement of changes in net assets available for benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1994 and 1993, and the changes in net assets available for benefits for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1994, and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1994, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1994 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



DELOITTE & TOUCHE LLP

Dayton, Ohio
April 25, 1995

THE MEAD SALARIED SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1994 AND 1993
- ------------------------------------------------------------------------
                                               1994            1993
                                          --------------  --------------
ASSETS



Investments:

  Mead Common Stock Fund                   $144,684,402    $140,636,047
  Fidelity Investment Funds:
    Magellan Fund                            56,490,387
    Equity Income Fund                       21,972,464
    Intermediate Bond Fund                    4,111,749
    Overseas Fund                             9,995,537
    Asset Manager Fund                       24,717,745
    Asset Manager: Growth Fund               32,236,877
    Asset Manager: Income Fund                7,223,567
    Short Term Bond Fund                     17,249,062
    Retirement Money Market Fund              7,015,088
    US Equity Index Pool Fund                 1,506,277
  Twentieth Century Select Fund                              65,823,196
  Vanguard Equity Income Fund                                46,565,248
  Federal Agency Obligations                                 52,795,556
Loans to participants                        11,794,793       9,982,447
Cash and temporary cash investments                           7,249,947
Contributions receivable                                      3,446,071
Interest and dividends receivable                               955,880
                                          --------------  --------------
Net Assets Available for Benefits          $338,997,948    $327,454,392
                                          ==============  ==============



See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1994
- -----------------------------------------------------------------


INCREASE IN PLAN ASSETS:
 Contributions:
  Employees                                     $ 28,235,269
  Rollovers                                        2,212,484
  Employer                                        11,972,536
 Investment Income:
  Interest and dividends                          10,237,326
  Net (depreciation) in fair value
   of investments                                 (5,783,483)
                                               --------------
Total increases                                   46,874,132
                                               --------------

DECREASES IN PLAN ASSETS:
 Benefits paid to Participants                    34,897,703
 Administrative expenses                             432,873
                                               --------------
 Total decreases                                  35,330,576
                                               --------------

NET INCREASE IN PLAN ASSETS                       11,543,556


NET ASSETS - DECEMBER 31, 1993                   327,454,392
                                               --------------
NET ASSETS - DECEMBER 31, 1994                  $338,997,948
                                               ==============

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1994 AND 1993 AND
YEAR ENDED DECEMBER 31, 1994
- -----------------------------------------------------------------
A.        PLAN DESCRIPTION

The following description of the Mead Salaried Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General - The Plan is a defined contribution plan covering employees of The Mead Corporation who are not covered by collective bargaining agreements. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Contributions - Participants may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the year ended December 31, 1994, Mead's contributions were 60% of each dollar contributed on the first 3% of the participant's eligible gross pay and 40% of each dollar on the next 3% of the participant's eligible gross pay. Mead may make an additional discretionary contribution each year in an amount determined by its Board of Directors.
No such discretionary contribution was made in the year ended December 31, 1994. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

Investment options - For the period through April 30, 1994, State Street Bank was the Plan Trustee. Participants could direct their contributions among the following funds of the Plan:

          Interest Income Fund                           Equity Growth Fund
          Equity Income Fund                             Mead Common Stock Fund

Effective May 1, 1994, Fidelity Management Trust Company became the Plan Trustee. Participants can direct their contributions among the following funds of the Plan:

          Magellan Fund                             Equity Income Fund
          Intermediate Bond Fund                    Overseas Fund
          Asset Manager Fund                        Asset Manager: Growth Fund
          Asset Manager: Income Fund                Short Term Bond Fund
          Retirement Money Market Fund              U.S. Equity Index Fund
          Mead Common Stock Fund

Prospectuses relating to these funds, except for the Mead Common Stock Fund, are available to the Plan participants from Fidelity Management Trust Company. A prospectus relating to the Mead Common Stock Fund is available to the Plan participants from Mead.

Administrative Expenses - Expenses for administering the Plan through April 30, 1994, were paid primarily from funds of the Plan. Effective May 1, 1994, all administrative fees other than loan origination fees are paid directly by Mead.

Plan Termination - Mead reserves the right to terminate the Plan at any time, subject to Plan provisions. Upon such termination of the Plan, the remaining assets in the Plan, net of expenses properly charged thereto, shall be distributed to participants or their beneficiaries based upon their interests in the Plan at the termination date.

B.        SIGNIFICANT ACCOUNTING POLICIES

General - The financial statements of the Plan are prepared on the accrual basis of accounting.

Investment Valuation - The Plan's investments are stated at fair value as measured by readily available market prices. Participant loans are valued at face value.

Payment of Benefits - Benefits are recorded when paid.


C.        TAX STATUS

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

D.        BENEFITS PAYABLE

At December 31, 1993, net assets available for benefits included benefits of $6,273,706 due to participants who have withdrawn from participation in the Plan. There was no amount due to participants at December 31, 1994.

E.        CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND
          YEAR ENDED DECEMBER 31, 1994

                                                                               FIDELITY
                            INTEREST     EQUITY       EQUITY      MEAD COMMON  MAGELLAN
                          INCOME FUND  GROWTH FUND  INCOME FUND   STOCK FUND     FUND
                          -----------  -----------  -----------  -----------   -----------

INCREASES IN NET
 ASSETS:
  Contributions:
  Employees               $ 1,963,415   $ 3,798,548  $ 2,433,151  $ 4,350,306  $ 5,801,148
  Rollovers                   252,579       205,919      188,450      120,764      348,132
  Employer                                                         11,972,536
Investment Income:
  Interest and dividends      837,846            28      486,165      794,796    2,561,703
  Net appreciation
   (depreciation) in fair
  value of investments       (882,269)   (3,924,912)  (2,515,626)  11,350,226   (3,827,652)
                         ------------   -----------  -----------  -----------  -----------
TOTAL INCREASES             2,171,571        79,583      592,140   28,588,628    4,883,331

DECREASES IN NET ASSETS:

 Benefits paid to
  participants              5,601,478     4,794,381    3,190,681    12,700,856   1,979,374
 Administrative expenses      114,630        59,933       43,480       192,629       3,307
                         ------------  ------------  -----------  ------------  ----------
TOTAL DECREASES             5,716,108     4,854,314    3,234,161    12,893,485   1,982,681

INTERFUND TRANSFERS       (58,229,466)  (62,015,937) (44,561,270)  (13,173,085) 53,589,737
                         ------------  ------------  -----------  ------------  ----------

NET CHANGE
 IN NET ASSETS            (61,774,003)  (66,790,668) (47,203,291)    2,522,058  56,490,387

NET ASSETS -
 Beginning of Year         61,774,003    66,790,668   47,203,291    142,162,344
                         ------------  ------------  -----------  -------------  ----------
NET ASSETS -
 End of Year             $             $              $            $144,684,402  $56,490,387
                        ============= =============  ===========   ============  ===========


                          FIDELITY      FIDELITY      FIDELITY
                          EQUITY       INTERMEDIATE   OVERSEAS
                        INCOME FUND     BOND FUND       FUND         SUBTOTAL
                       --------------  ------------  -----------   ------------

INCREASES IN NET
 ASSETS:
 Contributions:
  Employees            $ 2,252,143     $  254,376     $  872,225    $ 21,725,312
  Rollovers                164,223         24,150        151,210       1,455,427
  Employer                                                            11,972,536
 Investment Income:
  Interest and dividends 1,438,888        104,502        162,785       6,386,713
 Net appreciation
   (depreciation) in fair
 value of investments    (568,982)        (99,106)      (572,903)     (1,041,224)
                       ----------     -----------     ----------    ------------
                        3,286,272         283,922        613,317      40,498,764

DECREASES IN NET ASSETS:

 Benefits paid to
  participants
 Administrative expenses    3,088             357            116         417,540
                        ---------     -----------     ----------     -----------
TOTAL DECREASES           985,876          91,110        207,120      29,964,855

INTERFUND TRANSFERS    19,672,068       3,918,937      9,589,340     (91,209,676)
                       ----------     ----------      ----------     -----------
NET CHANGE
 IN NET ASSETS         21,972,464       4,111,749      9,995,537     (80,675,767)

NET ASSETS -
 Beginning of Year                                                   317,930,306
                      -----------     -----------      ----------    -----------
NET ASSETS -
 End of Year          $21,972,464     $ 4,111,749     $ 9,995,537   $237,254,539
                     ============     ===========     ===========   ============

E. CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND (continued) YEAR ENDED DECEMBER 31, 1994

                               FIDELITY      FIDELITY ASSET    FIDELITY        FIDELITY
                                 ASSET         MANAGER:       ASSET MANAGER:  SHORT TERM
                               MANAGER FUND  GROWTH FUND       INCOME FUND     BOND FUND
                               ------------  --------------  --------------   -----------

INCREASES IN NET
 ASSETS:
 Contributions:
  Employees                    $1,553,435     $2,599,756     $  366,422       $ 1,637,635
  Rollovers                       256,502        313,066         20,897            83,026
  Employer
 Investment Income:
  Interest and dividends          613,034        873,008         195,955        1,341,848
  Net appreciation
   (depreciation) in fair
  value of investments         (1,200,157)    (1,960,388)       (230,812)      (1,363,981)
                              -----------    -----------     -----------      -----------
TOTAL INCREASES                 1,222,814      1,825,442         352,462        1,698,528

DECREASES IN NET ASSETS:

 Benefits paid to
  participants                   839,283         657,979         297,739        2,969,268
 Administrative expenses           4,192           3,776           1,843            4,732
                             -----------     -----------      ----------      -----------
TOTAL DECREASES                  843,475         661,755         299,582        2,974,000

INTERFUND TRANSFERS           24,338,406      31,073,190       7,170,687       18,524,534
                            ------------     -----------      ----------      -----------
NET CHANGE
 IN NET ASSETS                24,717,745      32,236,877       7,223,567       17,249,062

NET ASSETS -
 Beginning of Year
                             ------------     ----------       ---------       -----------
NET ASSETS -
 End of Year                 $24,717,745     $32,236,877      $7,233,567      $17,249,062
                             ===========     ===========      ==========      ===========

                             FIDELITY          FIDELITY US
                            RETIREMENT        EQUITY INDEX      LOAN             PLAN
                            MONEY MKT FUND      POOL FUND       ACCOUNT          TOTAL
                            --------------    ------------     -----------      ----------

INCREASES IN NET
 ASSETS:
 Contributions:
  Employees                  $  247,434      $  105,275                       $28,235,269
  Rollovers                      79,531           4,035                         2,212,484
  Employer                                                                     11,972,536
 Investment Income:
  Interest and dividends        118,855              19          707,894       10,237,326
  Net appreciation
   (depreciation) in fair
  value of investments                           13,079                        (5,783,483)
                            -----------      ----------       ------------    ------------
TOTAL INCREASES                445,820          122,408          707,894       48,874,132

DECREASES IN NET ASSETS:

 Benefits paid to
  participants                 577,037            9,082                        34,897,703
 Administrative expenses           709               81                           432,873
                           -----------        ----------       ------------    ------------
TOTAL DECREASES                577,746            9,163                        35,330,576

INTERFUND TRANSFERS          7,147,014        1,393,032         1,562,813
                          ------------       ----------       -------------    ------------
NET CHANGE
 IN NET ASSETS               7,015,088        1,506,277         2,270,707      11,543,556

NET ASSETS -
 Beginning of Year                                              9,524,086     327,454,392
                         -------------       ----------       ------------    ------------
NET ASSETS -
 End of Year               $7,015,088        $1,506,277       $11,794,793    $338,997,948
                           ==========        ==========       ===========    ============

The Mead Salaried Savings Plan
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1994


                                                                      Market
                                     Units             Cost           Value
                                ----------------  --------------  --------------

Mead Common Stock Fund           12,360,592.612    $106,117,612    $144,684,402

Fidelity Investment Funds:
 Magellan                           845,664.469      58,590,383      56,490,387
 Equity Income                      715,715.447      23,090,866      21,972,464
 Intermediate Bond                  418,285.747       4,206,155       4,111,749
 Overseas                           366,136.890      10,559,838       9,995,537
 Asset Manager                    1,787,255.619      25,913,761      24,717,745
 Asset Manager: Growth            2,510,660.219      34,201,367      32,236,877
 Asset Manager: Income              693,240.612       7,442,967       7,223,567
 Short Term Bond                  2,005,704.838      18,143,010      17,249,062
 Retirement Money Market          7,015,087.620       7,015,088       7,015,088
 U.S. Equity Index Pool             125,732.675       1,489,217       1,506,277

Participant loans - 2,497 loans
 with interest rates from 6.25%
 to 11.50%                                                           11,794,793
                                                  --------------  --------------
                                                   $296,770,264    $338,997,948
                                                  ==============  ==============

The Mead Salaried Savings Plan
Item 27d - Supplemental Schedule of Reportable Transactions -
 Series of Transactions
Year Ended December 31, 1994

                                              Number of   Purchase      Number       Sale         Gain/
                Description                   Purchases     Cost       of Sales   Proceeds       (Loss)
- --------------------------------------------  --------  -------------  --------  ------------- ------------
Mead Common Stock Fund                          128      128,302,526     114       29,692,118    6,027,499

Fidelity Magellan Fund                          123       89,120,848     109       28,802,808   (1,727,656)

Fidelity Equity Income Fund                     122       52,717,580     107       30,176,132      549,420

Fidelity Asset Manager Fund                     113       28,281,256     105        2,333,364       (4,141)

Fidelity Asset Manager: Growth Fund             113       38,845,596     107        2,649,321        4,102

Fidelity Short Term Bond Fund                   125       59,162,400     107       40,649,358     (470,033)

Vanguard Equity Income Fd Inc                    13        2,738,026      16       46,787,649   (2,515,626)

Twentieth Century Invts Inc                      15        5,773,490      14       67,671,774   (3,924,912)

Fixed Income Investments:
  Fed Home Ln Bk Cons Dsc Nt (Mat 4/28/94)       2        13,991,506       2       13,991,506            0
  Fed Home Ln Bk Cons Dsc Nt (Mat 5/02/94)       1        26,992,013       1       26,992,013            0
  Fed Home Ln Mtg Disc Nts (Mat 4/29/94)         2        12,985,475       2       12,985,475            0
  Fed Home Ln Mtg Disc Nts (Mat 5/02/94)         1        24,992,708       1       24,992,708            0
  Fed Natl Mtg Assn Disc Nts (Mat 4/29/94)       5        44,969,278       6       44,968,135       (1,143)

The Mead Salaried Savings Plan
Item 27d - Supplemental Schedule of Reportable Transactions -
 Single Transactions
Year Ended December 31, 1994

                                          Purchase  Sales
Description                                Price     Price        Cost        Proceeds     Gain/Loss
- ----------------------------------------  --------  --------  ------------  ------------  ------------

Twentieth Century Invs Inc                           37.19     68,988,496    65,084,248    (3,904,248)

Vanguard Equity Income Fd Inc                        12.94     47,370,150    44,911,113    (2,459,037)

Fixed Income Investments:
  Fed Hm Ln Bk Cons Dsc Nt (Mat 5/02/94)  99.97                26,992,013
  Fed Hm Ln Bk Cons Dsc Nt (Mat 5/02/94)            100.00     26,992,013    26,992,013             0
  Fed Hm Ln Mtg Disc Nts (Mat 5/02/94)    99.97                24,992,708
  Fed Hm Ln Mtg Disc Nts (Mat 5/02/94)              100.00     24,992,708    24,992,708             0

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements Nos. 33-37961 and 33-47580 on Form S-8 of our report dated April 25, 1995, accompanying the financial statements of The Mead Salaried Savings Plan included in the Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1994.




DELOITTE & TOUCHE LLP

Dayton, Ohio
May 24, 1995

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                           THE MEAD CORPORATION
                                           (Registrant)


Date:  May 31, 1995                         By: GREGORY T. GESWEIN
                                                --------------------------------
                                                Gregory T. Geswein
                                                Controller and
                                                Chief Accounting Officer


                                             THE MEAD SALARIED
                                             SAVINGS PLAN


Date:  May 31, 1995                           By: JAMES D. BELL
                                                  ------------------------------
                                                  James D. Bell
                                                  Director of Benefits