Form 10-K/A
period 1994-12-31
MEAD CORP
filed 1995-05-31
CIK 64394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                       FORM 10-K/A
       [X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994
                                           OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _________ to _______ Commission File No. 1-2267

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1994 to include the following information and financial statements required by Form 11-K with respect to The Mead Savings Plan for Bargaining Unit Employees (the Plan) for the year ended December 31, 1994:


THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES

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

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Savings Plan for Bargaining Unit Employees
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Savings Plan for Bargaining Unit Employees (the Plan) as of December 31, 1994 and 1993, and the related statement of changes in net assets available for benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



DELOITTE & TOUCHE LLP

Dayton, Ohio
April 25, 1995

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1994 AND 1993
- -----------------------------------------------------------------

                                           1994           1993
                                       -------------  ------------
ASSETS

Investments (Note B):
  Mead Common Stock Fund                $   258,170    $
  Fidelity Investment Funds:
   Magellan Fund                          4,404,503
   Equity Income Fund                     1,550,871
   Intermediate Bond Fund                   181,753
   Overseas Fund                            645,148
   Asset Manager Fund                     1,067,185
   Asset Manager: Growth Fund             1,716,895
   Asset Manager: Income Fund               403,254
   Short Term Bond Fund                   1,027,560
   Retirement Money Market Fund             258,922
   US Equity Index Pool Fund                 66,129
  Twentieth Century Select Fund                         3,212,023
  Vanguard Equity Income Fund                           1,773,480
  Short-Term Investments                                  842,058
  U.S. Treasury Obligations                               802,502
  Other Investments                                       162,567
Loans to Participants                       297,080
Interest receivable                                        13,847
                                       -------------  ------------
    Total assets                         11,877,470     6,806,477

LIABILITIES

Administrative fees and other payables                     10,270
                                       -------------  ------------

Net Assets Available for Benefits       $11,877,470    $6,796,207
                                       =============  ============

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1994
- -----------------------------------------------------------------


INCREASE IN PLAN ASSETS:
 Contributions:
  Employees                                     $ 5,608,969
  Rollovers                                          96,615
 Investment income:
  Interest and dividends                            461,789
  Net (depreciation) in fair value
   of investments                                  (895,984)
                                               -------------
 Total increases                                  5,271,389
                                               -------------

DECREASES IN PLAN ASSETS:
 Benefits paid to Participants                      168,357
 Administrative expenses                             21,769
                                               -------------
 Total decreases                                    190,126
                                               -------------


NET INCREASE IN PLAN ASSETS                       5,081,263

NET ASSETS - DECEMBER 31, 1993                    6,796,207
                                               -------------
NET ASSETS - DECEMBER 31, 1994                  $11,877,470
                                               =============

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1994 AND 1993 AND
YEAR ENDED DECEMBER 31, 1994
- -----------------------------------------------------------------
A.      PLAN DESCRIPTION

The following description of the Mead Savings Plan For Bargaining Unit Employees (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General - The Plan is a defined contribution plan covering union employees of The Mead Corporation who are covered by collective bargaining agreements. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Contributions - Participants may generally authorize a redirection of payroll wages of up to 10% of compensation as a contribution to the Plan each year. Employee contributions are at all times fully vested and nonforfeitable.

Investment options - For the period through April 30, 1994, Wachovia Bank was the Plan Trustee. Participants could direct their contributions among the following funds of the Plan:

        Interest Income Fund
        Equity Growth Fund
        Equity Income Fund

Under the terms of the Plan, contributions for the above funds were initially deposited in the WB Short Term Investment Fund (STIF) and then transferred to the employee directed investment fund.

Effective May 1, 1994, Fidelity Management Trust Company became the Plan Trustee. Participants can direct their contributions among the following funds of the Plan:

        Magellan Fund                                   Equity Income Fund
        Intermediate Bond Fund                          Overseas Fund
        Asset Manager: Growth Fund                      Asset Manager Fund

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

Loans - Beginning January 1, 1994, participants are eligible to obtain a loan from their Plan accounts.

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

E.   CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND
     YEAR ENDED DECEMBER 31, 1994

                            INTEREST       EQUITY        EQUITY        SHORT TERM
                          INCOME FUND   GROWTH FUND    INCOME FUND   INVESTMENT FUND
                          ------------  ------------  -------------  --------------

INCREASES IN NET
  ASSETS:
  Contributions:
   Employees               $  313,697    $  893,095    $   489,276    $      2,045
   Rollovers                                 24,171         24,171
  Investment Income:
   Interest and dividends      21,310         3,405         22,873              57
   Net appreciation
    (depreciation) in fair
    value of investments      (19,213)     (228,505)      (107,686)
                          ------------  ------------  -------------  --------------
TOTAL INCREASES               315,794       692,166        428,634           2,102


DECREASES IN NET ASSETS:

  Benefits paid to
   Participants                34,247        27,532         15,849             (19)
  Administrative expenses       4,401        10,034          5,033             327
                          ------------  ------------  -------------  --------------
TOTAL DECREASES                38,648        37,566         20,882             308


INTERFUND TRANSFERS        (1,667,283)   (4,153,223)    (2,315,199)         (1,794)
                          ------------  ------------  -------------  --------------
NET CHANGE
  IN NET ASSETS            (1,390,137)   (3,498,623)    (1,907,447)

NET ASSETS -
   Beginning of Year        1,390,137     3,498,623      1,907,447
                          ------------  ------------  -------------  --------------
NET ASSETS -
   End of Year             $             $             $              $
                          ============  ============  =============  ==============


                            MEAD COMMON    MAGELLAN        EQUITY     INTERMEDIATE
                            STOCK FUND       FUND       INCOME FUND    BOND FUND      SUBTOTAL
                          ------------  ------------  -------------  --------------  ------------
INCREASES IN NET
  ASSETS:
  Contributions:
   Employees               $   52,201    $ 1,580,163    $  670,419    $   49,695    $ 4,050,591
   Rollovers                    3,712         18,281           972         2,000         73,307
  Investment Income:
   Interest and dividends           1        160,663        94,164         4,240        306,713
    Net appreciation
    (depreciation) in fair
    value of investments       15,816       (235,015)      (53,335)       (3,863)      (631,801)
                          ------------  ------------  -------------  --------------  ------------
TOTAL INCREASES                71,730      1,524,092       712,220        52,072      3,798,810


DECREASES IN NET ASSETS:

  Benefits paid to
   Participants                               20,148        17,508                      115,265
  Administrative expenses                        543           250                       20,588
                          ------------  ------------  -------------  --------------  ------------
TOTAL DECREASES                               20,691        17,758                      135,853



INTERFUND TRANSFERS                        2,901,102       856,409       129,681     (4,063,867)
                          ------------  ------------  -------------  --------------  ------------
NET CHANGE
  IN NET ASSETS               258,170      4,404,503     1,550,871       181,753       (400,910)


NET ASSETS -
   Beginning of Year                                                                  6,796,207
                          ------------  ------------  -------------  --------------  ------------
NET ASSETS -
   End of Year             $  258,170    $ 4,404,503    $1,550,871    $  181,753    $ 6,395,297
                          ============  ============  =============  ==============  ============

E. CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND (continued) YEAR ENDED DECEMBER 31, 1994



                            FIDELITY      FIDELITY    FIDELITY ASSET FIDELITY ASSET    FIDELITY
                            OVERSEAS       ASSET         MANAGER:        MANAGER:     SHORT TERM
                              FUND      MANAGER FUND   GROWTH FUND    INCOME FUND     BOND FUND
                          ------------  ------------  -------------  --------------  ------------
INCREASES IN NET
 ASSETS:
  Contributions:
   Employees               $  176,764    $  312,352    $   512,021    $     91,466    $  396,895
   Rollovers                    8,972         2,336         10,000
  Investment Income:
   Interest and dividends      10,560        24,899         45,881           9,914        50,807
   Net appreciation
    (depreciation) in fair
    value of investments      (36,080)      (50,583)      (105,935)        (11,715)      (60,760)
                          ------------  ------------  -------------  --------------  ------------
TOTAL INCREASES               160,216       289,004        461,967          89,665       386,942

DECREASES IN NET ASSETS:
  Benefits paid to
   Participants                               5,256         12,617           2,475        27,637
  Administrative expenses          39           194            310              78           560
                          ------------  ------------  -------------  --------------  ------------
TOTAL DECREASES                    39         5,450         12,927           2,553        28,197


INTERFUND TRANSFERS           484,971       783,631      1,267,855         316,142       668,815
                          ------------  ------------  -------------  --------------  ------------
NET CHANGE
  IN NET ASSETS               645,148     1,067,185      1,716,895         403,254     1,027,560

NET ASSETS -
   Beginning of Year
                          ------------  ------------  -------------  --------------  ------------
NET ASSETS -
   End of Year             $  645,148    $1,067,185    $ 1,716,895    $    403,254    $1,027,560
                          ============  ============  =============  ==============  ============


                            FIDELITY        FIDELITY      US EQUITY
                            RETIREMENT       INDEX          LOAN            PLAN
                            MONEY MKT FUND   POOL FUND      ACCOUNT         TOTAL
                            --------------   ------------  -------------  --------------
INCREASES IN NET
 ASSETS:
  Contributions:
   Employees                $    49,149       $   19,731    $              $ 5,608,969
   Rollovers                      2,000                                         96,615
  Investment Income:
   Interest and dividend          4,061                         8,954          461,789
   Net appreciation
    (depreciation) in fair
    value of investments                            890                       (895,984)
                           ------------    ------------  -------------  --------------
TOTAL INCREASES                  55,210          20,621         8,954        5,271,389

DECREASES IN NET ASSETS:
  Benefits paid to
   Participants                   5,107                                        168,357
  Administrative expenses                                                       21,769
                          ------------    ------------  -------------    --------------
TOTAL DECREASES                  5,107                                         190,126


INTERFUND TRANSFERS            208,819          45,508       288,126
                          ------------    ------------  -------------    --------------
NET CHANGE
  IN NET ASSETS                258,922          66,129       297,080         5,081,263

NET ASSETS -
   Beginning of Year                                                         6,796,207
                          ------------    ------------  -------------    --------------
NET ASSETS -
   End of Year            $   258,922       $   66,129   $  297,080        $11,877,470
                          ============    ============  =============    ==============

The Mead Savings Plan for Bargaining Unit Employees
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1994

                                                                    Market
         Description                 Units            Cost           Value
- ------------------------------  ----------------  -------------  -------------

Mead Common Stock Fund               22,065.770    $   242,032    $   258,170

Fidelity Investment Funds:
 Magellan                            65,935.679      4,541,624      4,404,503
 Equity Income                       50,516.975      1,631,186      1,550,871
 Intermediate Bond                   18,489.644        185,552        181,753
 Overseas                            23,631.777        680,612        645,148
 Asset Manager                       77,164.509      1,117,991      1,067,185
 Asset Manager: Growth              133,714.567      1,822,304      1,716,895
 Asset Manager: Income               38,699.998        414,918        403,254
 Short Term Bond                    119,483.766      1,077,237      1,027,560
 Retirement Money Market            258,921.940        258,922        258,922
 U.S. Equity Index Pool               5,519.929         65,285         66,129

Participant Loans - 136 loans
 with interest rates from 6.25%
 to 10.75%                                                            297,080
                                                  -------------  -------------
                                                   $12,037,663    $11,877,470
                                                  =============  =============

The Mead Savings Plan for Bargaining Unit Employees
Item 27d - Supplemental Schedule of Reportable Transactions -
 Series of Transactions
Year Ended December 31, 1994



                                              Number of    Purchase      Number        Sale          Gain/
Description                                   Purchases      Cost       of Sales     Proceeds        (Loss)
- --------------------------------------------  --------  --------------  --------  -------------- --------------

Fidelity Magellan Fund                           93         6,387,429      52         1,747,910        (97,993)

Fidelity Equity Income Fund                      75         3,176,337      43         1,571,132         26,980

Fidelity Overseas Fund                           56           725,980      24            44,652           (616)

Fidelity Asset Manager Fund                      54         1,180,446      29            62,678            223

Fidelity Asset Manager: Growth Fund              64         1,904,611      34            81,691           (526)

Fidelity Asset Manager: Income Fund              42           425,168      11            10,199            (51)

Fidelity Short Term Bond Fund                    54         2,094,517      28         1,006,197        (11,083)

Fidelity Retirement Money Market Fund            62           303,097      13            44,131              0

Vanguard Equity Income Fd Inc                     6           532,428       4         2,198,223       (110,433)

Twentieth Century Invts Inc                       5           949,429       3         3,932,947       (363,796)

WB DTF S-T Investment Fund                       70         3,903,623      59         4,446,233              0

Fixed Income Investments:
  United States Treas Nts (Mat 3/31/94)                                     2           346,820         (4,067)
  Fed Farm Credit Bk Disc Nts (Mat 3/02/94)       1           279,183       1           279,183              0
  Fed Farm Credit Bk Disc Nts (Mat 3/18/94)       2           424,448       1           424,448              0
  Fed Home Ln Bk Disc Nts (Mat 4/28/94)           1           349,533       1           349,533              0
  Fed Home Ln Bk Disc Nts (Mat 5/02/94)           1         1,399,586       1         1,399,586              0
  Fed Home Ln Mtg Corp Disc Nts (Mat 3/31/94)     1           399,523       1           399,523              0
  Fed Home Ln Mtg Corp Disc Nts (Mat 4/29/94)     1           499,138       2           499,138              0
  Fed Natl Mtg Assn Disc Nt (Mat 4/29/94)         2         1,049,761       1         1,049,761              0

The Mead Savings Plan for Bargaining Unit Employees
Item 27d - Supplemental Schedule of Reportable Transactions -
 Single Transactions
Year Ended December 31, 1994


Description                                       Cost        Proceeds      Gain/Loss
- --------------------------------------------  ------------  ------------  -------------

Vanguard Equity Income Fd Inc                  2,287,120     2,177,450        (109,670)

Twentieth Century Invts Sel Shr                4,245,389     3,883,040        (362,349)

Fixed Income Investments:
  Fed Farm Cr Bank Dsc Nt (Mat 3/18/94)          424,448       424,448               0
  Fed Hm Ln Bk Disc Nts (Mat 4/28/94)            349,533
  Fed Hm Ln Bk Disc Nts (Mat 4/28/94)            349,533       349,533               0
  Fed Hm Ln Bk Disc Nts (Mat 5/02/94)          1,399,586
  Fed Hm Ln Bk Disc Nts (Mat 5/02/94)          1,399,586     1,399,586               0
  Fed Hm Ln Mtg Corp Disc Nts (Mat 3/31/94)      399,523
  Fed Hm Ln Mtg Corp Disc Nts (Mat 3/31/94)      399,523       399,523               0
  Fed Hm Ln Mtg Corp Disc Nts (Mat 4/29/94)      499,138
  Fed Hm Ln Mtg Corp Disc Nts (Mat 4/29/94)      399,310       399,310               0
  Fed Natl Mtg Assn Disc Nt (Mat 4/29/94)        399,960
  Fed Natl Mtg Assn Disc Nt (Mat 4/29/94)        649,801
  Fed Natl Mtg Assn Disc Nt (Mat 4/29/94)      1,049,761     1,049,761               0

Short Term Investments:
  WB DTF S-T Investment Fund                     406,781
  WB DTF S-T Investment Fund                     349,533
  WB DTF S-T Investment Fund                     499,213       499,213               0
  WB DTF S-T Investment Fund                     482,122       482,122               0
  WB DTF S-T Investment Fund                     368,879       368,879               0
  WB DTF S-T Investment Fund                     422,242       422,242               0
  WB DTF S-T Investment Fund                     379,124       379,124               0
  WB DTF S-T Investment Fund                     458,198       458,198               0
  WB DTF S-T Investment Fund                     349,533       349,533               0

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement No. 33-53421 on Form S-8 of our report dated April 25, 1995, accompanying the financial statements of The Mead Savings Plan for Bargaining Unit Employees included in the Form 10-K/A Amendment No. 2 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1994.




DELOITTE & TOUCHE LLP

Dayton, Ohio
May 24, 1995

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                         THE MEAD CORPORATION
                                         (Registrant)


Date:  May 31, 1995                       By: GREGORY T. GESWEIN
                                              ----------------------------------
                                               Gregory T. Geswein
                                               Controller and
                                               Chief Accounting Officer


                                           THE MEAD SAVINGS PLAN FOR
                                           BARGAINING UNIT EMPLOYEES


Date:  May 31, 1995                         By:  JAMES D. BELL
                                                 -------------------------------
                                                  James D. Bell
                                                  Director of Benefits