Form 10-Q
period 1995-07-02
MEAD CORP
filed 1995-08-14
CIK 64394

================================================================================



                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1995


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

  The number of Common Shares outstanding at July 2, 1995 was 53,582,493.

================================================================================

            THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------

                    QUARTERLY PERIOD ENDED JULY 2, 1995
                    -----------------------------------

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)
                                              July 2,     Dec. 31,
                                               1995         1994
                                             --------    --------
ASSETS
------
Current assets:
  Cash and cash equivalents                  $   85.0    $  484.0
  Accounts receivable                           828.5       606.6
  Inventories                                   418.5       382.4
  Other current assets                           99.4       421.0
                                             --------    --------
          Total current assets                1,431.4     1,894.0

Investments and other assets:
  Investees                                     126.0       108.2
  Other assets                                  450.0       546.5
                                             --------    --------
                                                576.0       654.7

Property, plant and equipment                 4,220.6     4,163.2
Less accumulated depreciation and
 amortization                                (1,908.1)   (1,849.3)
                                             --------    --------
                                              2,312.5     2,313.9
                                             --------    --------
          Total assets                       $4,319.9    $4,862.6
                                             ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
  Accounts payable                           $  382.3    $  373.5
  Accrued liabilities                           409.8       373.2
  Income taxes payable                           20.4       324.7
  Current maturities of long-term debt           89.5        16.1
                                             --------    --------
          Total current liabilities             902.0     1,087.5

Long-term debt                                  710.7       957.7

Commitments and contingent liabilities

Deferred items                                  663.6       634.8

Shareowners' equity:
  Common shares                                 159.7       174.9
  Additional paid-in capital                     10.4
  Foreign currency translation adjustment         1.9        (4.8)
  Net unrealized gain on securities                           3.7
  Retained earnings                           1,871.6     2,008.8
                                             --------    --------
                                              2,043.6     2,182.6
                                             --------    --------
          Total liabilities and
           shareowners' equity               $4,319.9    $4,862.6
                                             ========    ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
-------------------------------------------------

STATEMENTS OF EARNINGS
----------------------
(All amounts in millions, except per share amounts)

                                      Second Quarter Ended      First Half Ended
                                      --------------------    --------------------
                                       July 2,     July 3,     July 2,     July 3,
                                        1995        1994        1995        1994
                                      --------    --------    --------    --------
Net sales                             $1,442.2    $1,165.9    $2,683.0    $2,173.5
Cost of products sold                  1,130.0       961.6     2,148.9     1,806.7
                                      --------    --------    --------    --------
  Gross profit                           312.2       204.3       534.1       366.8

Selling, administrative and
 research expenses                       147.8       128.8       284.5       253.0
                                      --------    --------    --------    --------
  Earnings from operations               164.4        75.5       249.6       113.8

Other revenues (expenses) - net            8.0         4.1        21.4        (2.5)
Interest and debt expense                (17.5)      (25.6)      (35.8)      (49.9)
                                      --------    --------    --------    --------
  Earnings from continuing operations
   before income taxes                   154.9        54.0       235.2        61.4

Income taxes                              59.5        21.6        90.1        24.5
                                      --------    --------    --------    --------
  Earnings from continuing operations
   before equity in net earnings
   of investees                           95.4        32.4       145.1        36.9

Equity in net earnings of investees        6.8        12.3        18.8        23.7
                                      --------    --------    --------    --------
  Earnings from continuing operations    102.2        44.7       163.9        60.6
Discontinued operations                                7.7                    19.4
                                      --------    --------    --------    --------
  Net earnings                        $  102.2    $   52.4    $  163.9    $   80.0
                                      ========    ========    ========    ========

Per common and common equivalent share:
  Earnings from continuing operations    $1.87       $ .74       $2.92       $1.02
  Discontinued operations                              .12                     .31
                                         -----       -----       -----       -----
  Net earnings                           $1.87       $ .86       $2.92       $1.33
                                         =====       =====       =====       =====

Cash dividends per common share          $ .28       $ .25       $ .53       $ .50
                                         =====       =====       =====       =====
Average common and common equivalent
 shares outstanding (millions)            54.5        62.4        56.1        62.4
                                         =====       =====       =====       =====

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
(All dollar amounts in millions)
                                                          First Half Ended
                                                          -----------------
                                                           July 2,  July 3,
                                                            1995      1994
                                                          -------   -------
Cash flows from operating activities:
  Net earnings                                             $163.9    $80.0
  Adjustments to reconcile net earnings to
   net cash (used in) provided by operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                           95.6     92.7
    Depreciation and amortization of other assets            22.3     17.4
    Deferred income taxes                                    32.7     23.8
    Investees-earnings and dividends                        (20.6)   (17.8)
    (Income) from discontinued operations                            (19.4)
    Other                                                   (13.5)    12.1
  Change in assets and liabilities:
    Accounts receivable                                    (222.0)  (173.9)
    Inventories                                             (60.7)    (2.1)
    Other current assets                                    (19.2)    (4.2)
    Accounts payable and accrued liabilities               (274.1)      .4
  Cash (used in) provided by discontinued operations         (2.4)     6.3
                                                           ------    ------
      Net cash (used in) provided by operating activities  (298.0)    15.3
                                                           ------    ------

Cash flows from investing activities:
  Capital expenditures                                      (98.3)  (150.0)
  Additions to equipment rented to others                   (30.5)   (25.2)
  Restricted funds                                          461.0
  Proceeds from sale of business                             39.8
  Other                                                       7.2     (1.2)
                                                           ------    ------
      Net cash provided by (used in) investing activities   379.2   (176.4)
                                                           ------    ------

Cash flows from financing activities:
  Additional borrowings                                       6.0    160.6
  Payments on borrowings                                   (180.3)  (170.5)
  Notes payable                                                      204.4
  Cash dividends paid                                       (29.6)   (29.6)
  Common shares issued                                       29.6      4.6
  Common shares purchased                                  (305.9)
                                                           ------    ------
      Net cash (used in) provided by financing activities  (480.2)   169.5
                                                           ------    ------
(Decrease) increase in cash and cash equivalents           (399.0)     8.4
Cash and cash equivalents at beginning of year              484.0      9.3
                                                           ------    ------
Cash and cash equivalents at end of half                   $ 85.0    $17.7
                                                           ======   ======
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         July 2,    Dec. 31,
                                          1995        1994
                                         ------      ------
Finished and semi-finished products      $261.0      $241.0
Raw materials                             104.5        78.9
Stores and supplies                        53.0        62.5
                                         ------      ------
                                         $418.5      $382.4
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                     Second Quarter Ended     First Half Ended
                     --------------------   --------------------
                      July 2,     July 3,     July 2,     July 3,
                       1995        1994        1995        1994
                     --------    --------    --------    --------
Revenues              $196.1      $174.5      $387.3      $326.2
                      ======      ======      ======      ======
Gross profit          $ 31.8      $ 45.9      $ 78.1      $ 88.0
                      ======      ======      ======      ======
Net earnings          $ 15.2      $ 27.5      $ 41.7      $ 53.5
                      ======      ======      ======      ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                          First Half Ended
                                         ------------------
                                         July 2,     July 3,
                                          1995        1994
                                         ------      ------
Cash paid for:
  Interest                               $ 35.0      $ 42.2
                                         ======      ======
  Income taxes                           $365.9      $  6.9
                                         ======      ======

F - SHAREOWNERS' EQUITY

During the second quarter of 1995, the Company completed its $350 million stock repurchase program. A total of 6.7 million shares were repurchased under the program. In late April 1995, the Board of Directors authorized the Company to repurchase up to an additional five million common shares from time to time.

G - SALE OF ASSETS

In the second quarter of 1995, the Company completed the sale of the Kingsport, Tennessee, paper mill to Willamette Industries. The Company recorded a charge of $60.0 million in 1994 for the anticipated loss on the sale.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

RESULTS OF OPERATIONS:
----------------------

Net Sales
---------
Net sales for the second quarter of 1995 increased almost 24% to $1.44 billion from $1.16 billion for the same quarter of 1994. Higher selling prices, particularly in corrugating medium and coated paper grades, and strong volume in most of Mead's markets contributed to the improvement. These same market conditions accounted for the improved first half net sales of $2.68 billion compared to the $2.17 billion generated in 1994. Currently, most of the markets that Mead serves are strong. Excellent operating performance throughout the first half has allowed Mead to meet the strong demand for its products. This performance, coupled with current marketplace conditions, should continue to drive sales above 1994 levels.

Operating Costs and Expenses
----------------------------
Gross profit as a percentage of sales was 21.6% in the second quarter of 1995 compared to 17.5% for the same period of 1994. Similarly, the first half gross profit percentage improved from 16.9% in 1994 to 19.9% in 1995. Higher selling prices, productivity gains and strong operating performance drove the improvement.

Selling, administrative and research (SA&R) expenses for the second quarter of 1995 were $147.8 million compared to $128.8 million for the second quarter of 1994. As a percentage of sales, year-to-date SA&R expenses have decreased from 11.6% in 1994 to 10.6% in 1995. These expenses were $284.5 million and $253.0 million for the first halves of 1995 and 1994, respectively.

Other Revenues (Expenses) - Net
-------------------------------
Other revenues were $8.0 million for the second quarter 1995 compared to $4.1 million for the same period of 1994. For the year to date, other revenues were $21.4 million in 1995 compared to net expenses of $2.5 million in 1994. In the first quarter of 1995, Mead earned a significant amount of investment income from investing the remaining proceeds from the sale of its Electronic Publishing business. By the end of the first quarter of 1995, a significant amount of those proceeds had been utilized for other corporate purposes (described below), and future investment income is not expected to be material. In the first quarter of 1994, Mead incurred a $12.1 million loss ($7.4 million after tax) related to certain financial instruments.

Interest and Debt Expense
-------------------------
A portion of the proceeds from the sale of the Electronic Publishing operations was used to redeem Mead's 6-3/4% convertible subordinated debentures (December, 1994) and its 9% debentures (January, 1995). Additionally, Mead paid down virtually all short-term borrowings in 1994 and retired a small amount of medium-term notes during 1995. These actions resulted in a 28% reduction in interest and debt expense for the first six months of 1995 compared to 1994. For the first half of 1995, interest and debt expense was $35.8 million compared to $49.9 million for the same period in 1994. Second quarter interest expense was $17.5 million and $25.6 million for 1995 and 1994, respectively.

Income Taxes
------------
The provision for income taxes is higher in 1995 than in 1994 due to higher pre-tax earnings. There was no significant change in the effective tax rate.

Equity in Net Earnings of Investees
-----------------------------------
Mead's principal investees are its 50%-owned Northwood companies, producers of market softwood kraft pulp, lumber, plywood and oriented structural board. Significantly different market conditions have prevailed in the second quarter and first half of 1995 than was the case in 1994. Market prices for pulp are significantly higher in 1995 than in 1994, but this has been more than offset by falling lumber prices which had reached record highs in 1994. Furthermore, higher costs for wood supply and lower second quarter pulp mill production have negatively impacted these operations. As a result, second quarter investee earnings of $6.8 million are approximately 50% below the 1994 second quarter amount, and first half earnings were $18.8 million in 1995 compared with $23.7 million in 1994. At the end of the first half of 1995, pulp markets continue to be strong, while demand for lumber is weak.

Financial Data by Business:
--------------------------
Second quarter 1995 net sales to unaffiliated customers for the Paper segment were $322.1 million, a 16% increase over the 1994 corresponding quarter's total of $277.7 million. Excluding Kingsport which was sold in the second quarter of 1995, the increase was 21%. First half 1995 sales
grew to $651.4 million from the $543.6 million generated in 1994.   Higher
selling prices for paper, particularly the coated grades produced at Mead's Escanaba, Michigan, Publishing Paper mill, provided the improvement. Earnings for the first half and second quarter of 1995 are considerably higher than the same periods of 1994 because of the higher selling prices and improved operations at all of the paper mills. The Escanaba mill has performed exceptionally well in 1995 setting several mill production records. As a result, 1995 second quarter Paper segment earnings of $84.4 million more than tripled the $26.5 million generated in the same quarter of 1994, and first half earnings of $147.0 million are more than twice the $55.5 million that the segment earned in the first half of 1994. Management believes that the current market conditions will prevail throughout the rest of 1995 and expects this segment to continue to exceed prior years' sales and earnings amounts.

In the Packaging and Paperboard segment, net sales were $392.0 million in the second quarter of 1995 compared to $329.8 million for the second quarter of 1995. Year-to-date sales total $709.7 million in 1995, a 16% increase over the $612.6 million generated in the first half of 1994.
More than half of the sales increase, for both the quarter and the half, was produced by Mead's Containerboard operations. Market prices for corrugating medium have been averaging roughly 50% higher throughout 1995 than in the first half of 1994. This has been offset somewhat by rising costs in the supply of recycled corrugated containers. Selling prices for corrugated containers have also improved during 1995. The rest of this segment's increase in sales came from the Mead Packaging Division, particularly foreign markets. Selling prices for beverage cartons continue to be depressed, and earnings for the first half of 1995 are lower than 1994. Earnings for the second quarter of 1995, however, are even with those of the second quarter of 1994. Second quarter and first half 1995 sales for Mead's Coated Board business are running slightly behind 1994 levels with much of the decrease due to lower lumber prices at sawmills associated with that division's operation. The coated board mill in Phenix City, Alabama, however, had very strong operations in the second quarter of 1995, setting record production levels while controlling costs. This, along with improving selling prices for coated board, enabled the division to generate significantly higher 1995 second quarter and first half earnings as compared to the same periods of 1994. In summary, second quarter earnings for the Packaging and Paperboard segment were $57.3 million in 1995 compared to $41.3 million in 1994. For the half, earnings rose 31% to $90.4 million in 1995 from $68.9 million in 1994.

Mead's Distribution and School and Office Products segment produced significantly higher second quarter and first half net sales and earnings in 1995 compared to 1994. Net sales for the second quarter and first half of 1995 were $728.1 million and $1,321.9 million, respectively compared to $558.4 million and $1,017.3 million for 1994. Second quarter 1995 earnings of $47.4 million compare to $23.7 million earned in 1994 while 1995 first half earnings of $55.5 million are slightly more than twice 1994 first half earnings of $26.0 million. A portion of the increase was the result of the addition of Hilroy to the School and Office Products Division. An earlier "back-to-school" buying season, increased sales volume and a favorable mix of value-added products all contributed to strong results for this division. At Zellerbach, Mead's distribution business, sales throughout 1995 are ahead of 1994 levels in all three of its business units, particularly printing papers. The strength of the printing paper market along with cost reduction measures taken over the last couple years have resulted in significantly improved earnings in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
In the fourth quarter of 1994, Mead sold its Electronic Publishing business for $1.5 billion. The sale, and the subsequent use of the proceeds, had a significant positive impact on the financial condition of Mead . Upon the sale, the Board of Directors restricted a certain amount of cash to be used solely for the payment of federal and state taxes on the gain (these taxes were paid in the first quarter of 1995) and the redemption of two debentures. In December 1994, Mead redeemed $139.0 million of 6-3/4% convertible debentures, originally due 2012. In January 1995, Mead redeemed $130.0 million of 9% debentures, originally scheduled for payment in the years 2000 through 2017.

Also, as a result of the sale of the Electronic Publishing business, Mead announced a program to buy back $350 million of common shares. This program was completed in the second quarter of 1995 with a total of 6.7 million shares repurchased. Furthermore, in late April 1995, Mead announced a program authorizing the repurchase of an additional 5 million shares of Mead common stock from time to time on the open market. To date only a nominal number of shares has been repurchased under this program.

In March of 1995, Mead announced an agreement to sell the Kingsport, Tennessee mill. The sale was completed in early May, 1995.

Traditionally, the first quarter School and Office Products back-to-school inventory build has been financed through short-term borrowings with repayment occurring with the collection of receivables throughout the second, third and first part of the fourth quarters. Available cash has obviated the need for any such borrowing in 1995.

The net effect of these events reduced the ratio of long-term debt to total capital from 45.4% at July 3, 1994 (30.5% at December 31, 1994) to 25.8% at July 2, 1995. Because of the use of the proceeds from the Electronic Publishing sale, working capital decreased from $806.5 million at December 31, 1995 to $529.4 million at the end of the second quarter of 1995. The current ratio at July 2, 1995 was 1.6 compared to 1.7 at the previous fiscal year end.

First half 1995 capital spending totaled $98.3 million compared to $150.0 million in the first six months of 1994. The major upgrades of Mead's coated paper facilities at Escanaba, Michigan and Chillicothe, Ohio have been completed. Much of this spending occurred during the first half of 1994. Late in the second quarter of 1995, ground was broken for the $150- $175 million expansion of Mead's corrugating medium mill in Stevenson, Alabama. During the early stages of construction, the expansion is expected to be funded through internally generated cash flow. External funding may be required at a later date.

At its April 27, 1995 meeting, Mead's Board of Directors voted to increase the quarterly dividend payment on Mead common stock from 25 cents per share to 28 cents per share.

At the end of the second quarter, Mead paid a fixed rate or a capped rate on 66% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in net earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $6.8 million greater than the book value at the end of the second quarter of 1995.

PART II - OTHER INFORMATION
          -----------------
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
      (a)   The Annual Meeting of Shareholders of Mead was held on April
27, 1995.

      (b) Proxies were solicited for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees listed in the proxy statement, and John G. Breen, Charles S. Mechem, Jr. and Thomas B. Stanley, Jr. were elected. The other directors whose term of office continued after the meeting also include John C. Bogle, William
E. Hoglund, Barbara C. Jordan, John A. Krol, Steven C. Mason, Paul F. Miller, Jr., William S. Shanahan and Lee J. Styslinger, Jr.

      (c)   (1)   The results of the election of
                  directors are as follows:

                                   Number of Votes
                                   ---------------
                  Nominee                    For         Withheld
                  -------                    ---         --------
                  J. G. Breen             49,330,676       447,927
                  C. S. Mechem, Jr.       48,944,938       833,665
                  T. B. Stanley, Jr.      49,319,862       458,741


                  Nominee            Abstentions      Broker Non-Votes
                  -------            -----------      ----------------
                  J. G. Breen            -0-                 -0-
                  C. S. Mechem, Jr.      -0-                 -0-
                  T. B. Stanley, Jr.     -0-                 -0-

           (2) The results of a shareholder proposal introduced by The United Paperworkers International Union urging the Board of Directors to take steps to declassify the Board of Directors for the purpose of director elections are as follows:

                                    Number of Votes
                                    ---------------
                  For             Against      Abstain   Broker Non-Votes
                  ---             -------      -------   ----------------
                  26,669,637     18,287,047    549,398       4,272,521

            (3) The results of a shareholder proposal introduced by The United Brotherhood of Carpenters Pension Fund urging the Board of Directors to seek shareholder approval for all present and future severance agreements with executive officers are as follows:

                                      Number of Votes
                                      ---------------
                  For             Against      Abstain   Broker Non-Votes
                  ---             -------      -------   ----------------
                  20,345,759     23,945,453    1,214,871     4,272,520



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
            (a)   Exhibits

                  (10)  Material Contracts:

                        (1) Form of The Mead Corporation Executive Capital Accumulation Plan effective January 1, 1995.

                  (11.1), (11.2)  Calculations of Net Earnings per Share.

                  (27)  Financial Data Schedule.

            (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 1995.

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August  14, 1995


THE MEAD CORPORATION
--------------------
   (Registrant)



By  GREGORY T. GESWEIN
    -----------------------------
    G. T. Geswein
    Controller and
    Chief Accounting Officer

                                                                    Exhibit 10.1










                           THE MEAD CORPORATION
                           --------------------
                    EXECUTIVE CAPITAL ACCUMULATION PLAN
                    -----------------------------------
                             TABLE OF CONTENTS

SECTION 1 - GENERAL. . . . . . . . . . . . . . . . . . . . . . . . . .   1

      1.1   Purpose and Effective Date . . . . . . . . . . . . . . . .   1
      1.2   Plan Funding and Administration. . . . . . . . . . . . . .   1
      1.3   Applicable Law . . . . . . . . . . . . . . . . . . . . . .   1
      1.4   Gender and Number. . . . . . . . . . . . . . . . . . . . .   2
      1.5   Assignment . . . . . . . . . . . . . . . . . . . . . . . .   2
      1.6   Plan Year. . . . . . . . . . . . . . . . . . . . . . . . .   2

SECTION 2 - PARTICIPATION. . . . . . . . . . . . . . . . . . . . . . .   2

      2.1    Participation Requirement . . . . . . . . . . . . . . . .   2
      2.2    Continued Participation . . . . . . . . . . . . . . . . .   2
      2.3    Participation Not Contract of Employment. . . . . . . . .   3

SECTION 3 - DEFERRAL OF INCOME . . . . . . . . . . . . . . . . . . . .   3

      3.1    Deferred Income Amount. . . . . . . . . . . . . . . . . .   3
      3.2    Certain Conditions Relating to Income Deferral. . . . . .   4
      3.3    Annual Election to Participate. . . . . . . . . . . . . .   4

SECTION 4 - PARTICIPANT ACCOUNTS . . . . . . . . . . . . . . . . . . .   5

SECTION 5 - ICEP ROLLOVERS . . . . . . . . . . . . . . . . . . . . . .   5

SECTION 6 - CREDITING OPTIONS. . . . . . . . . . . . . . . . . . . . .   6

      6.1    Establishment of Crediting Options. . . . . . . . . . . .   6
      6.2    Participant Change of Crediting Options . . . . . . . . .   6

SECTION 7 - ADJUSTMENT OF PARTICIPANT ACCOUNTS . . . . . . . . . . . .   6

      7.1    Adjustment of Participants' Participant Accounts. . . . .   6
      7.2    Quarterly Statement of Participant Accounts
             Balances  . . . . . . . . . . . . . . . . . . . . . . . .   7

SECTION 8 - DISTRIBUTION OF PARTICIPANT ACCOUNTS TO PARTICIPANTS . . .   8

      8.1    Annual Distributions. . . . . . . . . . . . . . . . . . .   8
      8.2    Interim Distributions . . . . . . . . . . . . . . . . . .   8
      8.3    Emergency Distributions . . . . . . . . . . . . . . . . .   9
      8.4    Elective Distributions  . . . . . . . . . . . . . . . . .  10
      8.5    Withholding . . . . . . . . . . . . . . . . . . . . . . .  10

SECTION 9 - DISTRIBUTION OF PARTICIPANT ACCOUNTS TO BENEFICIARIES. . .  10

      9.1    Distribution to Beneficiary . . . . . . . . . . . . . . .  10
      9.2    Beneficiary . . . . . . . . . . . . . . . . . . . . . . .  10

SECTION 10 - DISTRIBUTIONS TO INCAPACITATED PERSONS. . . . . . . . . .  11

SECTION 11 - SECTION 162(m) LIMITATION ON DISTRIBUTIONS. . . . . . . .  11

      11.1  Tentative Section 162(m) Determination . . . . . . . . . .  11
      11.2  Tentative Determination Amount Not in Excess of 162(m)
            Limit. . . . . . . . . . . . . . . . . . . . . . . . . . .  11
      11.3  Tentative Determination Amount in Excess of 162(m)
            Limit. . . . . . . . . . . . . . . . . . . . . . . . . . .  12
      11.4  Change in Control. . . . . . . . . . . . . . . . . . . . .  12

SECTION 12 - DISPUTE RESOLUTION. . . . . . . . . . . . . . . . . . . .  13

      12.1   Notice of Denial. . . . . . . . . . . . . . . . . . . . .  13
      12.2   Notice of Appeal. . . . . . . . . . . . . . . . . . . . .  13
      12.3   Decision on Appeal. . . . . . . . . . . . . . . . . . . .  14

SECTION 13 - AMENDMENT AND TERMINATION . . . . . . . . . . . . . . . .  14

                           THE MEAD CORPORATION
                    EXECUTIVE CAPITAL ACCUMULATION PLAN
                   ------------------------------------

SECTION 1 - GENERAL
-------------------
      1.1  Purpose and Effective Date.  The Mead Corporation ("Mead"), an
           --------------------------
Ohio Corporation, has established The Mead Corporation Executive Capital Accumulation Plan (the "Plan"), effective January 1, 1995, to provide recurring annual opportunities for the deferment of payment of certain amounts otherwise currently payable to its "Eligible Employees" (as defined below) and those of any "Affiliate" (as defined below) who meet the requirements to become a "Participant" set forth in subsection 2.1. Mead and such Affiliates are sometimes referred to below, individually, as an "Employer" and, collectively, as the "Employers". The term "Eligible Employee" means any employee of an Employer:

            (a) who is employed in the United States of America or to whom the Plan has been extended by the Compensation Committee of the Board of Directors of Mead (the "Committee") or its delegate; and

            (b) who is compensated by his Employer at a salary grade that is at least equivalent to Mead's salary grade 19.

The term "Affiliate" means any entity during the period that it is, along with Mead, a member of a controlled group of corporations, a controlled group of trades and businesses, an affiliated service group or any other entity designate by the Secretary of the Treasury (as described in sections 414(b), 414(c), 414(m), and 414(o), respectively, of the Internal Revenue Code of 1986 (the "Code")).

      1.2  Plan Funding and Administration.  The benefits payable under
           -------------------------------
the Plan are unfunded and are payable, when due, from the general assets of the Employers or, in the sole discretion of the Committee, from the assets of a benefit trust the assets of which shall be subject to the claims of the unsecured general creditors of the Employers. Notwithstanding the foregoing, in the event of a "Potential Change in Control" (as defined in Section 3.02 of Benefit Trust Agreement, a trust agreement established
January 9, 1987 by and between Mead and Society Bank, National
Association) the provisions of Benefit Trust Agreement shall become operative with respect to the Plan. The Plan shall be administered by the Committee which shall have the rights, powers and duties with respect to the Plan that are hereinafter set forth.

      1.3  Applicable Law.  The Plan will be construed and administered in
           --------------
accordance with the laws of the State of Ohio to the extent that those laws are not preempted by the laws of the United States of America.

      1.4  Gender and Number.  Where the context admits, words in any
           -----------------
gender will include any other gender, words in the singular will include the plural and the plural will include the singular.

      1.5  Assignment.  No Plan right or interest of any Participant or
           ----------
Beneficiary shall be assignable or transferable, in whole or in part, either directly or otherwise, including without limitation thereto, by execution, levy, attachment, garnishment, pledge or in any other manner, but excluding transfers by death or mental incompetency; no attempted assignment or transfer thereof shall be effective; and no such right or interest shall be liable for, or subject to, any obligation or liability of any Participant or Beneficiary; except that a Participant may direct that payments be made during his lifetime, when due, to a trust established by him and evidenced to his Employer to be a trust treated as a grantor trust within the meaning of section 671 of the Code.

      1.6  Plan Year.  The term "Plan Year" means the calendar year.
           ---------

SECTION 2 - PARTICIPATION
-------------------------

      2.1   Participation Requirement.  An employee of the Employers on
            -------------------------
December 1, 1994 will become a Participant in the Plan as of January 1, 1995, or on any subsequent January 1, if on such January 1 he:

            (a)   is an Eligible Employee;

            (b) has executed an Annual Participation Election form (as described in subsection 3.3); and

            (c) has executed such forms as the Committee may determine necessary to permit Mead (at its discretion and expense) to maintain a policy of insurance on his life under the terms of which Mead shall be the policyholder, owner and beneficiary.

Each employee of the Employers who becomes an Eligible Employee on or after December 1, 1994 will become a Participant in the Plan (on a prospective basis) on the earlier of the date on which the Committee has received his executed Annual Participation Election form if that date is within 30 days of the date he becomes an Eligible Employee or on any subsequent January 1 if he then meets the requirements set forth in paragraphs (a) through (c) above.

      2.2   Continued Participation.  Until distribution of the entire
            -----------------------
balances of a Participant's "Participant Accounts" (as described in Section 4) has been made, a Participant or, in the event of his death, any "Beneficiary" (as defined in subsection 9.2) of any of the Participant's undistributed Participant Accounts, as the case may be, will be considered and treated as a Participant for all purposes of the Plan, except that any additional compensation deferral or "401(k) Top-Up Contribution" (each as described in subsection 3.1) shall cease:

            (a) as of the first day of the month next following the date on which he is no longer an Eligible Employee; and

            (b) for any period during which his right to make "Before-Tax Contributions" under The Mead Salaried Savings Plan (the "Savings Plan") is suspended by reason of a Financial Hardship Distribution made to him under the terms of that plan.

      2.3   Participation Not Contract of Employment.  The Plan does not
            ----------------------------------------
constitute a contract of employment and participation in the Plan does not give any employee the right to be retained in the employ of the Employers nor give any person any right or claim to any benefit under the terms of the Plan unless such right or claim has specifically accrued under the terms of the Plan.

SECTION 3 - DEFERRAL OF INCOME
------------------------------
      3.1   Deferred Income Amount.  Subject to the provisions of
            ----------------------
subsection 3.2, by entering into a written Annual Election to Participate as provided by subsection 2.1, a Participant may elect:

            (a) to defer a portion of the amount of the base salary, the annual incentive pay (which, for purposes of the Plan, shall include any spot bonus paid to him in lieu of annual incentive pay) and the cash portion of the long-term incentive pay, that would otherwise be payable to him for services performed during the period that the Annual Election to Participate is effective; and

            (b) whether or not he has made an election pursuant to paragraph (a) above, a Participant who has elected to make the maximum Before-Tax Contribution permitted under the Savings Plan for the period for which the Annual Election to Participate is effective may elect to make a 401(k) Top-Up Contribution for that period.

In addition to the deferral amounts permitted by the foregoing provisions of this subsection, during the month of December, 1994, a Participant may elect to defer an additional amount of up to 80 percent of the amount of the annual incentive pay and of up to 100 percent of the cash portion of the long-term incentive compensation otherwise payable to him during 1995. The term "401(k) Top-Up Contribution" means, with respect to any Participant, an amount that is equal to the amount obtained by multiplying the amount of his annual base salary and annual incentive compensation by the deferral percentage that he has elected with respect to Before-Tax Contributions subject to a Matching Contribution for that year under the Savings Plan and reducing the product obtained by the amount of such contributions actually made under the Savings Plan. The amount of a Participant's 401(k) Top-Up Contribution shall be credited with a "Matching Amount" (as described in subsection 7.1). Amounts deferred by a Participant pursuant to paragraphs (a) and (b) above for any calendar year and any Matching Amount attributable thereto shall be credited to a single "Participant Account" established for that year pursuant to Section 4.

      3.2   Certain Conditions Relating to Income Deferral. Deferrals of
            ----------------------------------------------
income permitted by subsection 3.1 are subject to the following:

            (a) the amount of a Participant's annual base salary deferral shall:

                  (i) not exceed 80 percent of that salary, determined as of the last day of the month during which the election is made; and

                  (ii) shall be periodically charged against his base salary when otherwise due and payable;

            (b) a Participant may defer up to 80 percent of the amount of his annual incentive pay;

            (c) a Participant may defer up to 100 percent of the amount of the cash portion of his long-term incentive pay;

            (d) all deferrals shall be expressed in multiples of 1 percent; and

            (e) in no event shall any portion of the amount of any excess Before-Tax Contribution returned to a Participant in accordance with the terms of the Savings Plan be subject to deferral under this Plan.

      3.3   Annual Election to Participate.  The term "Annual Election to
            ------------------------------
Participate" means a written agreement, of such text as the Committee shall decide, entered into by and between a Participant and his Employer with respect to a calendar year and setting forth:

            (a) the deferral percentages elected by the Participant in accordance with subsection 3.1 for that calendar year;

            (b) the percentage of his total deferral that is allocated to each of the "Crediting Options" (as described in subsection 6.1) selected by him;

            (c) the "Distribution Period" (as defined below) that he elects to be applicable with respect to the amounts deferred pursuant to that Annual Election to Participate and, if applicable, the "Interim Distribution" amount or percentage that he elects to have applicable to such amounts as permitted by subsection 8.2;

            (d) subject to the provisions of paragraph 8.1(b), the calendar year in which the Distribution Period is to commence; and

            (e) the Beneficiary who is to receive the remaining balance of the Participant Accounts established for the Participant by reason of that Annual Election to Participate in the event of the Participant's death prior to distribution of the entire balance of that Account to him.

Each Annual Election to Participate shall be irrevocable by the Participant after the last day of the calendar month preceding its effective date. The term "Distribution Period" means, with respect to any Participant Accounts, a period of 5, 10, 15 or 20 calendar years as elected by the Participant for whom the Account is maintained.

SECTION 4 - PARTICIPANT ACCOUNTS
--------------------------------
      For each calendar year, the Committee shall cause a Participant Accounts to be established and maintained by Mead in the name of each Participant to reflect the amount of any deferrals that are the subject of the Participant's Annual Election to Participate for that calendar year and of any Matching Amounts attributable thereto. A Participant's Participant Accounts shall be adjusted monthly as provided in subsection
7.1 and shall be distributed to a Participant in accordance with the provisions of Section 8 or, in the event of the

Participant's death, to his Beneficiary in accordance with the provisions of Section 9.

SECTION 5 - ICEP ROLLOVERS
--------------------------
      Notwithstanding any provision of the Plan to the contrary, a Participant for whose benefit a balance is maintained under the Incentive Compensation Election Plan (the "ICEP") may elect, during December, 1994, to have that balance transferred to the Plan and credited to a separate Participant Account (to be identified as his "ICEP Participant Account") established hereunder as of January 1, 1995, subject to the following:

            (a) In no event may a Participant elect to transfer to this Plan any amount credited under the Supplement to the ICEP.

            (b) No ICEP rollover to the Plan shall be permitted after January 1, 1995.

            (c) A Participant's Distribution Period with respect to his ICEP Participant Account shall commence on the date on which payment of his balance under the ICEP would have commenced.

SECTION 6 - CREDITING OPTIONS
-----------------------------
      6.1   Establishment of Crediting Options.  The Committee shall
            ----------------------------------
designate "Crediting Options" (in such number and of such asset character as it shall decide), the investment experience of which shall be applied in adjusting Participants' Participant Accounts, as provided in subsection
7.1. The Crediting Options available as of January 1, 1995 are set forth on Exhibit I of the Plan. On advance written notice to the Participants, the Committee may cause any Crediting Option to be prospectively deleted and may designate other Crediting Options. In no event shall the assets of a Crediting Option be constituted of securities of any Employer or Affiliate. Should any Employer determine to invest any of its funds in the asset or assets constituting a Crediting Option, amounts representing such investment shall be the sole property of that Employer and shall be subject to the claims of its general creditors. No Participant or Beneficiary shall have any claim or right with respect to any such amounts.

      6.2   Participant Change of Crediting Options.  By writing filed
            ---------------------------------------
with the Committee on or before the last business day of February, May, August or November to be effective as of the first day of the following calendar quarter, a Participant may elect:

            (a) with respect to amounts to be credited to any Participant Account on and after that day pursuant to subsection 3.1, the portion (expressed as a multiple of 1 percent) thereof that is to be adjusted pursuant to subsection 7.1 to reflect the investment experience of any Crediting Option (referred to below as an "Adjustment Portion"); and

            (b) that all or a portion (expressed as a multiple of 1 percent) of the balance of any Participant Accounts then maintained for his benefit that constitutes an Adjustment Portion be changed to another Adjustment Portion.

SECTION 7 - ADJUSTMENT OF PARTICIPANT ACCOUNTS
----------------------------------------------
      7.1   Adjustment of Participants' Participant Accounts.  As of each
            ------------------------------------------------
 "Accounting Date" (as defined below), the Committee shall cause each Participant Accounts to be adjusted as follows:

            (a)   first, by charging to the proper Participant Accounts of
                  -----
                  each Participant the amount of any distribution made to, or on account of, the Participant from the Account since the last preceding Accounting Date and with the amount of any forfeiture resulting from an Elective
                  Distribution made to him pursuant to the provisions of subsection 8.5, which charges shall be made, pro rata, according to the Adjustment Portions of that Participant Accounts;

            (b)   next, by adjusting each Participant Accounts maintained
                  ----
                  on behalf of a Participant, upward or downward, as the case may be, so that the balance of the Participant Accounts equals the aggregate investment experience for the month ended on that Accounting Date of the Adjustment Portions elected by him and applicable to that Participant
                  Accounts as of that date;

            (c)   next, by crediting the last Participant Accounts
                  ----
                  established on behalf of each Participant with the amount of any deferrals made by him during the month ending on that date, and with any Matching Amount to be credited for that month, which amounts shall be credited, pro rata, according to Adjustment Portions elected by the Participant under that Participant Account;

            (d)   next, if the Accounting Date is December 31, by charging
                  ----
                  the last Participant Account established on behalf of each Participant with an annual administrative fee of $100, which administrative fee shall be charged, pro rata, according to the Adjustment Portions of that Participant Account; and

            (e)   finally, if the Accounting Date is the last day of a
                  -------
                  calendar quarter, by executing the Adjustment Portion change elections made pursuant to the provisions of subsection
                  6.2 that are to be effective as of first day the next following calendar quarter.

The term "Accounting Date" means the last business day of each calendar month. The term "Matching Amount" means, with respect to any 401(k) Top-Up Contribution, an amount equal to the amount of the Matching
Contribution that would have been made with respect to that deferral had the deferral been made under the Savings Plan.

      7.2   Quarterly Statement of Participant Accounts Balances.  As soon
            ----------------------------------------------------
as practicable, but not more than 30 days after the last day of each calendar quarter, the Committee shall provide each Participant with a statement of the balances of his Participant Accounts as of that day.

SECTION 8 - DISTRIBUTION OF PARTICIPANT ACCOUNTS TO PARTICIPANTS
----------------------------------------------------------------
      8.1   Annual Distributions.  Except as otherwise provided in this
            --------------------
Section 8, if a Participant's employment with the Employers and Affiliates is terminated for any reason other than his death, and on the June 30 preceding his initial "Distribution Payment Date" (as defined below) the aggregate balances of his Participant Accounts equal at least $50,000, each of the Participant's Participant Accounts will be distributed to him in annual "Installment Distributions" (in the annual amount determined as provided below), made on or about each Distribution Payment Date, beginning:

            (a) in the case of a Participant whose employment terminates at any age on account of "Disability" (as defined in the Savings Plan) or for any reason at or after reaching age 55 years, on or about the Distribution Payment Date of the calendar year elected by him; and

            (b) in all other cases, and notwithstanding any previous election, on or about the Distribution Payment Date of the calendar year next following the calendar year during which his termination of employment occurs;

and continuing for the number of calendar years constituting the Distribution Period he has irrevocably elected with respect to that Participant Account. If on the June 30 preceding his initial Distribution Payment Date the aggregate balances of a Participant's Participant Accounts is an amount that is less than $50,000, those balances shall be distributed to him on or about his initial Distribution Payment Date in a single lump sum. The amount of the annual "Installment Distribution" from a Participant Account for a calendar year shall be equal to the balance of that Participant Account as of June 30 of that year, divided by the number of calendar years remaining in the Distribution Period elected by the Participant with respect to that Account. The term "Distribution Payment Date" means July 20 of each year.

      8.2   Interim Distributions.  Subject to the following provisions of
            ---------------------
this subsection 8.2, at the time that a Participant enters into an Annual Participation Election form, he may irrevocably elect to receive, as of any Distribution Payment Date occurring at least 7 years after the effective date of that Agreement, an Interim Distribution of any portion of the balance of the Participant Account established by that Agreement, determined as of the June 30 immediately preceding that Distribution Payment Date. If a Participant becomes entitled to receive an Interim Distribution from a Participant Account on or after the initial Distribution Payment Date applicable to that Account, no Interim Distribution shall be made to him and his Installment Distributions being made pursuant to subsection 8.1 shall continue. A Participant shall express his election of an Interim Distribution as a flat dollar amount or as a percentage of the balance of his Participant Account, determined as of the June 30 immediately preceding the date as of which the Interim Distribution is to be made. Any Interim Distribution election made by a Participant shall be automatically cancelled on the date of his death.

      8.3   Emergency Distributions.  If, on written application of a
            -----------------------
Participant, it is determined (as provided below) that the Participant has experienced an "Unforeseeable Emergency" (as defined below), then, as of the first day of any calendar month, the Participant may elect to receive an

Emergency Distribution from one or more of his Participant Accounts, provided that the aggregate amount of any such distribution shall not exceed the amount reasonably needed to satisfy the Participant's emergency need. The term "Unforeseeable Emergency" means severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of a "dependent" (as defined in section 152(a) of the Code) of the Participant, loss of the Participant's property due to a casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. In determining whether an Emergency Distribution should be made to a Participant consideration may be given to the extent to which his Unforeseeable Emergency can be relieved:

            (a) through reimbursement or compensation by insurance or otherwise;

            (b) by liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship;

            (c)   by cessation of deferrals under the Plan; or

            (d) other distributions to be made to the Participant from the Plan.

A determination with respect to whether a Participant has experienced an Unforeseeable Emergency shall be made:

            (a) in the case of a Participant employed, or last employed, by an Employer at a salary grade below salary grade 24 (exclusive of an elected officer of an Employer) and his Beneficiary, the Chairperson of the Committee; and

            (b) in the case of a Participant employed, or last employed, by an Employer at salary grade 24 or above or as an elected officer of an Employer and their Beneficiaries, the Committee.

The provisions of Section 12 of the Plan shall not be applicable with respect to any determination made pursuant to this subsection 8.3.

      8.4  Elective Distributions.  As of the first day of any calendar
           ----------------------
month a Participant may elect, by writing filed with the Committee, to receive an Elective Distribution from one or more of his Participant Accounts, provided, however, that if a Participant receives an Elective Distribution he shall forfeit an amount equal to 20 percent of the amount of that Elective Distribution, which amount shall be charged to his Participant Accounts as provided in paragraph 7.1(a).

      8.5   Withholding.  A Participant's Employer shall withhold from the
            -----------
non-deferred portion of his base salary, incentive pay and long-term incentive pay for any period all Social Security Taxes as required by sections 3101, 3102 and 3121(v) of the Code to be paid with respect to the amount of his deferrals under the Plan for that period. The Committee shall cause to be withheld from any distribution made pursuant to the terms of the Plan any other amount required to be withheld by federal, state or local law.

SECTION 9 - DISTRIBUTION OF PARTICIPANT ACCOUNTS TO BENEFICIARIES
-----------------------------------------------------------------
      9.1   Distribution to Beneficiary.  If a Participant dies (either
            ---------------------------
prior to or following his termination of employment with the Employers and Affiliates) the undistributed balance of each of his Participant Accounts will:

            (a) if distribution has commenced prior to his death, continue to be distributed in annual Installment Distributions, to the deceased Participant's Beneficiary with respect to the Participant Account during the remainder of the Distribution Period applicable to that Account as if the deceased Participant had lived; and

            (b) if distribution has not commenced prior to his death, be distributed in annual Installment Distributions commencing on the Distribution Payment Date and over the Distribution Period elected by the deceased Participant with respect to that Participant Account.

      9.2   Beneficiary.  The term "Beneficiary" means, with respect to
            -----------
any Participant, such natural or legal person or persons as may be designated by him (who may be designated contingently or successively) to receive the remaining balance of one or more of his Participant Accounts if he dies before a total distribution of the balance is made to him. A Beneficiary designation will be effective with respect to a Participant Account only when a signed and dated beneficiary designation form applicable to that Account is filed with the Committee while the Participant is alive, which form will cancel any beneficiary designation form relating to that Participant Account signed and filed earlier. If a Participant is not survived by any Beneficiary of a Participant Account the Committee shall distribute the balance of that Participant Account to the legal representative or representatives of the estate of the Participant.

SECTION 10 - DISTRIBUTIONS TO INCAPACITATED PERSONS
---------------------------------------------------
      Notwithstanding any other provision of the Plan, if a Participant or other person entitled to a distribution under the Plan is determined by a court of competent jurisdiction to be physically, mentally or legally incapacitated and unable to manage his financial affairs and claim is made by a conservator or other person legally charged by such court with the care of his person, the Committee shall make distributions to such conservator or other person. Any distribution made in accordance with this Section shall fully acquit and discharge all persons from all further liability on account thereof.

SECTION 11 - SECTION 162(m) LIMITATION ON DISTRIBUTIONS.
-------------------------------------------------------
      11.1   Tentative Section 162(m) Determination.  Notwithstand-ing any
             --------------------------------------
other provision of the Plan to the contrary, prior to a Participant's Distribution Payment Date for any calendar year, the Chairperson of the Committee may, in the Chairperson's discretion, make a tentative determination as to whether the sum of:

            (a) amounts otherwise distributable to the Participant under the Plan as of that Distribution Payment Date; and

            (b) all other compensation expected to be payable to the Participant and deductible by the Employers for that calendar year;

will exceed the maximum deductible amount permitted with respect to the Participant for that calendar year by section 162(m) of the Code. Based on the Chairperson's tentative decision, the provisions of subsection 11.2 or 11.3, as the case may be, shall become applicable with respect to the Participant. Notwithstand-ing the foregoing, the provisions of this Section shall not be applicable with respect to any distribution payable from the Plan during any calendar year following the calendar year in which a "Change in Control" (as defined in subsection 11.4) occurs.

      11.2  Tentative Determination Amount Not in Excess of 162(m) Limit.
            ------------------------------------------------------------
If the Chairperson of the Committee tentatively determines that the sum of the amounts described in paragraphs 11.1(a) and (b) payable to a Participant for a calendar year will be fully deductible by the Employers for that year, distribution from his Participant Accounts shall be made to the Participant in accordance with the provisions of Section 8 of the Plan as of his Distribution Payment Date. However, during the month of December of that calendar year, the Chairperson of the Committee shall make a final determination with respect to whether the amounts described in paragraphs 11.1(a) and (b) are fully deductible by the Employers, notwithstanding the limitation of section 162(m) of the Code. If he determines that they are not, any amount distributed from a Participant's Participant Accounts during the calendar year that is not deductible by the Employers shall constitute a loan to the Participant and shall be repaid to the Employers, with interest (at the rate provided by section 1274(d) of the Code), on or before the last day of that calendar year. Any such repaid amount shall be credited to the Participant's Participant Account from which it was distributed as of the Accounting Date coincident with or next following the date on which it is repaid.

      11.3  Tentative Determination Amount in Excess of 162(m) Limit.  If
            --------------------------------------------------------
the Chairperson of the Committee tentatively determines that the sum of the amounts described in paragraphs 11.1(a) and (b) payable to a Participant for a calendar year will not be fully deductible by the Employers for that year, the Chairperson of the Committee may direct that all or any portion of the balances of the Participant's Participant Accounts otherwise distributable as of his Distribution Payment Date for that calendar year be retained under the terms of the Plan. However, during the month of December of that calendar year, the Chairperson of the Committee shall make a final determination with respect to whether any portion of such retained amount will be fully deductible to the Employer for that calendar year if distributed to the Participant and such portion, if any, shall be distributed to the Participant on or before that last day of that calendar year. Any such distribution shall be charged to the Participant's Participant Account from which it was distributed as of the Accounting
Date coincident with or next following the date of distribution.

      11.4  Change in Control.  The term "Change in Control" means a
            -----------------
change in control of Mead of a nature that would be required to be reported in response to Item 6(e) (or any successor thereto) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not Mead is then subject to such reporting requirement; provided, that, without limitation, such a Change in Control shall be deemed to have occurred if:

            (a) any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Mead representing 25 percent or more of the combined voting power of Mead's then outstanding securities;

            (b) during any period of 2 consecutive years (not including any period prior to January 1, 1995) there shall cease to be a majority of the Board of Directors of Mead ("the Board") comprised of individuals who constitute the Board on January 1, 1995, and any new director(s) whose election by the Board or nomination for election by Mead's stockholders was approved by a vote of at least 2/3 of the directors then still in office who either were directors on January 1, 1995 or whose election or nomination for election was previously so approved;

            (c) the shareholders of Mead approve a merger or consolidation of Mead with any other corporation, other than a merger or consolidation which would result in the voting securities of Mead outstanding immediately prior thereto continuing to represent (either by remaining outstanding or be being converted into voting securities of the surviving or parent entity) at least 80 percent of the combined voting power of the voting securities of Mead or such surviving or parent entity outstanding immediately after such merger or consolidation; or

            (d) the shareholders of Mead approve a plan of complete liquidation of Mead or an agreement for the sale or disposition by Mead of all or substantially all of the Mead's assets.

SECTION 12 - DISPUTE RESOLUTION
-------------------------------
      12.1   Notice of Denial.  If any dispute arises with respect to a
             ----------------
Participant or Beneficiary (a "Claimant") under the Plan, Mead will provide the Claimant with a written notice of its resolution of the dispute setting forth:

            (a) the provisions of the Plan upon which the resolution was based; and

            (b)   an explanation of this claims procedure.

If Mead rejects a Claimant's application for failure to furnish certain necessary materials or information, the written notice to the Claimant will explain what additional material is needed and why, and advise the Claimant that he may refile a proper application. In the event that Mead fails to take any action on the Claimant's initial application within 90 days after receipt, the application will be deemed denied, and the Claimant's appeal rights under subsection 11.2 will be in effect as of the end of such period.

      12.2   Notice of Appeal.  Within 60 days after the receipt of Mead's
             ----------------
notice of resolution, the Claimant may file a written notice of appeal of the resolution with the "Claims Reviewer" (as defined below). In addition, within such appeal period, the Claimant may review pertinent documents at such reasonable times and places as the Claims Reviewer may specify and may submit any additional written material pertinent to the appeal not set forth in the notice of appeal. The appeal shall be determined by the Claims Reviewer, and the Claimant shall be entitled to appear before the Claims Reviewer to present his claim. The term "Claims Reviewer" means:

            (a) in the case of a Participant employed, or last employed, by an Employer at a salary grade below salary grade 24 (exclusive of an elected officer of an Employer) and of his Beneficiary, the Benefit Appeals Committee, a committee appointed by the Corporate Benefits Committee of Mead; and

            (b) in the case of a Participant employed, or last employed, by an Employer at salary grade 24 or above or as an elected officer of an Employer their Beneficiaries, the Chairperson of the Committee.

      12.3   Decision on Appeal.  The Benefit Appeals Committee or the
             ------------------
Chairperson, as the case may be, will make a written decision on the appeal not later than 60 days after its receipt of the notice of appeal unless special circumstances require an extension of time, in which case a decision will be given as soon as possible, but not later that 120 days after receipt of the notice of appeal. The decision on the appeal will be in writing and shall include specific reasons for the decision, making specific reference to the provision of the Plan upon which the decision was based.

SECTION 13 - AMENDMENT AND TERMINATION
--------------------------------------
      The Committee reserves the right to amend the Plan at any time, except that no amendment shall reduce a Participant's Participant Account balances to less than the amounts that he would have been entitled to receive on the later of the effective date of the amendment or the date on which the amendment is adopted. The Plan will terminate on the date on which it is terminated by the Committee, provided, however, that:

      (a) at least two Crediting Options shall be maintained until the aggregate balances of all Participant Accounts have been distributed; and

      (b)   distributions from the Plan shall continue to be made under
            Section 8 or Section 9, as the case may be, pursuant to elections previously made by Participants or as otherwise provided under Section 8 or 9.

                                 EXHIBIT I
                                    TO
                           THE MEAD CORPORATION
                    EXECUTIVE CAPITAL ACCUMULATION PLAN
                    ----------------------------------


      The Crediting Options available under the Plan as of January 1, 1995 are:

                  Type Fund                      Managed By
                  ---------                      ----------
            (1)   Money Market                   PacMutual
            (2)   Managed Bond                   PIMCO
            (3)   Multi Strategy                 J.P. Morgan
            (4)   Equity Income                  J.P. Morgan
            (5)   Equity Index                   Bankers Trust
            (6)   Growth                         Cap Guardian Trust
            (7)   Growth L.T.                    Janus Capital
            (8)   International                  Templeton

                                                                  EXHIBIT (11.1)

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
CALCULATION OF PRIMARY NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
--------------------------------------------------------------------------
(All amounts in thousands, except per share amounts)

                                                       Second Quarter Ended         First Half Ended
                                                     ----------------------      ----------------------
                                                       July 2,      July 3,       July 2,       July 3,
                                                        1995         1994          1995         1994
                                                     --------      --------      --------      --------

NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                   $102,160       $52,382      $163,902      $79,999

ADJUSTMENT FOR OTHER POTENTIALLY DILUTIVE
  SECURITIES - Interest savings (net of tax) on
  Convertible Subordinated Debentures as if
  converted at the beginning of the period                            1,396                      2,791
                                                     --------       -------      --------       -------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                   $102,160       $53,778      $163,902      $82,790
                                                     ========       =======      ========      =======


AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Average number of common shares outstanding          53,618        59,295        55,197       59,273

  Dilutive effect of stock options after
   application of treasury stock method                   871           489           890          539

  Adjustment for other potentially dilutive
    securities - Dilutive effect of Convertible
    Subordinated Debentures as if converted
    at the beginning of the period                                    2,630                      2,630
                                                     --------       -------      --------       -------
AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                         54,489        62,414        56,087       62,442
                                                     ========       =======      ========      =======
PRIMARY NET EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                                       $1.87         $ .86         $2.92        $1.33
                                                        =====         =====         =====        =====

                                                                  EXHIBIT (11.2)

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
CALCULATION OF FULLY DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (1)
------------------------------------------------------------------------------------
(All amounts in thousands, except per share amounts)

                                                       Second Quarter Ended        First Half Ended
                                                     ----------------------      ----------------------
                                                      July 2,       July 3,       July 2,       July 3,
                                                       1995          1994          1995         1994
                                                     --------       -------      --------       -------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                   $102,160       $53,778      $163,902      $82,790
                                                     ========       =======      ========      =======
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS:
  Shares used in calculating primary earnings
   per share                                           54,489        62,414        56,087       62,442

  Additional dilutive effect of stock options after
   application of treasury stock method                   266             1           276
                                                     --------       -------      --------       -------
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS                                   54,755        62,415        56,363       62,442
                                                     ========       =======      ========      =======
FULLY DILUTED NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE                                $1.87         $ .86         $2.91        $1.33
                                                        =====         =====         =====        =====

(1) This calculation is submitted in accordance with 17 CFR 229.601(b)(11) although not required by APB Opinion No. 15 because it results in dilution of less than 3%.