Form 10-Q
period 1995-10-01
MEAD CORP
filed 1995-11-13
CIK 64394

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended October 1, 1995

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

  The number of Common Shares outstanding at October 1, 1995 was 53,783,738.

================================================================================

            THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------
                  QUARTERLY PERIOD ENDED OCTOBER 1, 1995
                  --------------------------------------
                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)
                                            October 1, December 31,
                                               1995        1994
                                             --------    --------
ASSETS
------
Current assets:
  Cash and cash equivalents                  $  331.1    $  484.0
  Accounts receivable                           679.6       606.6
  Inventories                                   367.7       382.4
  Other current assets                           91.8       421.0
                                             --------    --------
          Total current assets                1,470.2     1,894.0

Investments and other assets:
  Investees                                     137.1       108.2
  Other assets                                  453.1       546.5
                                             --------    --------
                                                590.2       654.7

Property, plant and equipment                 4,242.0     4,163.2
Less accumulated depreciation and
 amortization                                (1,944.0)   (1,849.3)
                                             --------    --------
                                              2,298.0     2,313.9
                                             --------    --------
          Total assets                       $4,358.4    $4,862.6
                                             ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
  Accounts payable                           $  332.7    $  373.5
  Accrued liabilities                           394.6       373.2
  Income taxes payable                           20.1       324.7
  Current maturities of long-term debt           77.8        16.1
                                             --------    --------
          Total current liabilities             825.2     1,087.5

Long-term debt                                  703.8       957.7
Commitments and contingent liabilities
Deferred items                                  684.0       634.8

Shareowners' equity:
  Common shares                                 160.4       174.9
  Additional paid-in capital                     21.1
  Foreign currency translation adjustment         2.9        (4.8)
  Net unrealized gain on securities                           3.7
  Retained earnings                           1,961.0     2,008.8
                                             --------    --------
                                              2,145.4     2,182.6
                                             --------    --------
          Total liabilities and
           shareowners' equity               $4,358.4    $4,862.6
                                             ========    ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
(All amounts in millions, except per share amounts)

                                      Third Quarter Ended    Three Quarters Ended
                                      -------------------    ---------------------
                                       Oct. 1,     Oct. 2,     Oct. 1,     Oct. 2,
                                        1995        1994        1995        1994
                                      --------    --------    --------    --------
Net sales                             $1,352.4    $1,208.2    $4,035.4    $3,381.7
Cost of products sold                  1,053.3     1,006.6     3,202.2     2,813.3
                                      --------    --------    --------    --------
  Gross profit                           299.1       201.6       833.2       568.4

Selling, administrative and
 research expenses                       135.0       126.9       419.5       379.9
                                      --------    --------    --------    --------
  Earnings from operations               164.1        74.7       413.7       188.5

Other revenues - net                       5.5         2.9        26.9          .4
Interest and debt expense                (17.7)      (27.7)      (53.5)      (77.6)
                                      --------    --------    --------    --------
  Earnings from continuing operations
   before income taxes                   151.9        49.9       387.1       111.3

Income taxes                              58.1        20.0       148.2        44.5
                                      --------    --------    --------    --------
  Earnings from continuing operations
   before equity in net earnings
   of investees                           93.8        29.9       238.9        66.8

Equity in net earnings of investees       10.7        11.7        29.5        35.4
                                      --------    --------    --------    --------
  Earnings from continuing operations    104.5        41.6       268.4       102.2
Discontinued operations                               11.6                    31.0
                                      --------    --------    --------    --------
  Net earnings                        $  104.5    $   53.2    $  268.4    $  133.2
                                      ========    ========    ========    ========

Per common and common equivalent share:
  Earnings from continuing operations    $1.91       $ .68       $4.82       $1.70
  Discontinued operations                              .19                     .50
                                         -----       -----       -----       -----
  Net earnings                           $1.91       $ .87       $4.82       $2.20
                                         =====       =====       =====       =====

Cash dividends per common share          $ .28       $ .25       $ .81       $ .75
                                         =====       =====       =====       =====
Average common and common equivalent
 shares outstanding (millions)            54.8        62.7        55.6        62.5
                                         =====       =====       =====       =====

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
(All dollar amounts in millions)

                                                              Three Quarters
                                                                  Ended
                                                            -----------------
                                                            Oct. 1,    Oct. 2,
                                                             1995       1994
                                                            ------     ------

Cash flows from operating activities:
  Net earnings                                              $268.4     $133.2
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                           142.6      138.3
    Depreciation and amortization of other assets             34.5       26.8
    Deferred income taxes                                     52.6       35.3
    Investees-earnings and dividends                         (23.3)     (25.4)
    (Income) from discontinued operations                               (31.0)
    Other                                                    (16.8)      12.4
  Change in assets and liabilities:
    Accounts receivable                                      (73.0)    (133.5)
    Inventories                                               (9.9)      58.5
    Other current assets                                     (12.8)      (7.5)
    Accounts payable and accrued liabilities                (339.2)        .5
  Cash (used in) provided by discontinued operations          (2.8)      19.2
                                                            ------     ------
      Net cash provided by operating activities               20.3      226.8
                                                            ------     ------

Cash flows from investing activities:
  Capital expenditures                                      (146.9)    (217.9)
  Additions to equipment rented to others                    (41.7)     (37.4)
  Restricted funds                                           461.0
  Proceeds from sale of business                              39.8
  Other                                                       17.5       (5.2)
                                                            ------     ------
      Net cash provided by (used in) investing activities    329.7     (260.5)
                                                            ------     ------

Cash flows from financing activities:
  Additional borrowings                                        6.0      175.6
  Payments on borrowings                                    (199.2)    (175.2)
  Notes payable                                                          76.1
  Cash dividends paid                                        (44.6)     (44.5)
  Common shares issued                                        40.8       11.5
  Common shares purchased                                   (305.9)
                                                            ------     ------
      Net cash (used in) provided by financing activities   (502.9)      43.5
                                                            ------     ------
(Decrease) increase in cash and cash equivalents            (152.9)       9.8
Cash and cash equivalents at beginning of year               484.0        9.3
                                                            ------     ------
Cash and cash equivalents at end of period                  $331.1     $ 19.1
                                                            ======     ======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions, except per share amounts)

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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         Oct. 1,     Dec. 31,
                                          1995        1994
                                         ------      ------
Finished and semi-finished products      $228.6      $241.0
Raw materials                              86.4        78.9
Stores and supplies                        52.7        62.5
                                         ------      ------
                                         $367.7      $382.4
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                     Third Quarter Ended     Three Quarters Ended
                     --------------------    --------------------
                      Oct. 1,     Oct. 2,     Oct. 1,     Oct. 2,
                       1995        1994        1995        1994
                     -------      ------      ------      -------
Revenues              $196.0      $181.1      $583.3      $507.3
                      ======      ======      ======      ======
Gross profit          $ 42.7      $ 43.4      $120.8      $131.4
                      ======      ======      ======      ======
Net earnings          $ 23.9      $ 25.9      $ 65.6      $ 79.4
                      ======      ======      ======      ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                        Three Quarters Ended
                                        --------------------
                                         Oct. 1,     Oct. 2,
                                          1995        1994
                                         ------      ------
Cash paid for:
  Interest                               $ 62.5      $ 83.2
                                         ======      ======
  Income taxes                           $405.7      $ 29.0
                                         ======      ======

F - SHAREOWNERS' EQUITY

During the second quarter of 1995, the Company completed its $350 million stock repurchase program. A total of 6.7 million shares were repurchased under the program. In April 1995, the Board of Directors authorized the Company to repurchase up to an additional five million common shares from time to time.

G - SALE OF ASSETS

In the second quarter of 1995, the Company completed the sale of the
Kingsport, Tennessee, paper mill.   The Company recorded a charge of $60.0
million in 1994 for the anticipated loss on the sale.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

RESULTS OF OPERATIONS:
---------------------

Net Sales
---------
Net sales for the third quarter of 1995 increased 12% to $1.35 billion compared to $1.21 billion for the third quarter of 1994. For the first three quarters, sales were $4.04 billion in 1995 and $3.38 billion in 1994, an increase of 19%. Higher selling prices for coated paper grades and corrugating medium and containers were the principal drivers behind both the quarter and year-to-date improvements. Sales gains in all three of Zellerbach's business units and a strong Back-To-School season for Mead's School & Office Products business also contributed to the increases. Furthermore, the late 1994 acquisition of Hilroy, a Canadian school and office products business, and the continuing global expansion of Mead's converted beverage packaging business also aided the sales increase despite the loss of sales due to the divestiture of the paper mill in Kingsport, Tennessee, in May 1995. Management expects that fourth quarter sales will continue to exceed 1994 levels.

Operating Costs and Expenses
----------------------------
For the first three quarters, gross profit as a percentage of sales was 20.6% in 1995 compared to 16.8% in 1994. This ratio improved to 22.1% for the third quarter of 1995 from 16.7% for the same period in 1994. Higher 1995 selling prices, coupled with productivity gains and good operating performance, keyed the improvement. The 1995 third quarter gross profit percentage also benefited from an improved sales mix of value-added school products during the Back-To-School season.

Selling, administrative and research expenses were $135.0 million for the third quarter of 1995, an increase of $8.1 million compared with the same quarter of 1994. As a percentage of sales, these expenses were 10.0% for the third quarter of 1995 and 10.5% for the third quarter of 1994. For the first three quarters, selling, administrative and research expenses were $419.5 million (10.4% of sales) and $379.9 million (11.2% of sales) for 1995 and 1994, respectively. Much of the dollar increase related to higher sales levels.

Other Revenues
---------------
Other revenues were $5.5 million in the third quarter of 1995 and $2.9 million in the same quarter of 1994. In the first quarter of 1995, Mead earned a significant amount of investment income from the remaining proceeds from the 1994 sale of the Electronic Publishing business. Consequently, other revenues for the first three quarters of 1995 were $26.9 million compared to $0.4 million for the same period of 1994. By the end of the first quarter of 1995, most of these proceeds had been utilized for other corporate purposes (described below) and future investment income is not expected to be as significant. In the first quarter of 1994, Mead incurred a $12.1 million loss ($7.4 million after tax) related to certain financial instruments.

Interest and Debt Expense
-------------------------
A portion of the proceeds from the sale of the Electronic Publishing operations was used to redeem Mead's 6-3/4% convertible debentures (December, 1994) and its 9% debentures (January, 1995). Additionally, Mead paid down virtually all short-term borrowings in 1994 and retired a small amount of medium-term notes during 1995. As a result of these actions, 1995 interest and debt expense is down approximately one-third from prior year levels. Interest and debt expense was $17.7 million for the third quarter of 1995 compared to $27.7 million for the same period of 1994. Year-to-date, these expenses were $53.5 million and $77.6 million for 1995 and 1994, respectively.


Income Taxes
------------
The provision for income taxes is higher in 1995 than in 1994 due to higher pre-tax earnings. There was no significant change in the effective tax rate.

Equity in Net Earnings of Investees
-----------------------------------
Mead's principal investees are its 50%-owned Northwood companies, which produce market softwood pulp, lumber, plywood and oriented structural board. Mead's equity in net earnings of investees was $29.5 million for the first three quarters of 1995 compared to $35.4 million for the same period of 1994. 1995 selling prices for pulp have averaged significantly higher than in 1994, but the effect of this has been offset by lower selling prices for wood products and higher costs for wood supply. During the third quarter of 1995, selling prices for wood products improved. Third quarter 1995 investee earnings were $10.7 million, down $1.0 million from the same quarter of 1994.

Financial Data by Business:
---------------------------

Paper Segment

                             Third Quarter                  Three Quarters
                        -----------------------        ------------------------
                        1995     1994  % Change        1995     1994   % Change
                        ----     ----  --------        ----     ----   --------
(All dollar amounts
 in millions)
Net Sales (to
 unaffiliated
   customers)         $313.6   $290.2    8%           $965.0   $833.8     16%

Segment earnings
 before taxes           95.8     31.6   203%           242.8     87.1     179%

Excluding Kingsport, which was sold in the second quarter of 1995, third quarter sales increased 18% over the prior year, and year-to-date sales increased 20% over the prior year. Mead's Escanaba, Michigan, Publishing Paper mill provided most of the third quarter and three quarters sales and earnings improvements, although the Chillicothe, Ohio, Fine Paper mill and Mead's smaller specialty mills also posted gains. The mills benefited from favorable selling prices and operating performance. The Escanaba mill performed well throughout the third quarter, and the Chillicothe mill, after solving early third quarter operating problems associated with the integration of some new equipment, also performed well. Demand for this segment's products has been strong throughout 1995 but with some softening seen late in the third quarter as customers drew down on inventories stockpiled earlier in the year.

Packaging and Paperboard Segment

                             Third Quarter                  Three Quarters
                        -----------------------        ------------------------
                        1995     1994  % Change        1995     1994   % Change
(All dollar amounts
 in millions)
Net Sales (to
 unaffiliated
   customers)         $371.3   $330.8    12%        $1,081.0   $943.4     15%

Segment earnings
 before taxes           57.0     38.7    47%           147.4    107.6     37%

The third quarter and three quarters year-to-date sales and earnings gains were led by Mead's Containerboard operations as selling prices for corrugating medium and corrugated containers have averaged significantly above 1994 levels. Temporary third quarter operating problems at the Stevenson, Alabama, corrugating medium mill and pricing pressures on medium have been mitigated by sharply falling costs of a primary raw material, recycled corrugated containers, and stable sales prices for containers. Sales at Mead's Coated Board Division, excluding those to Mead Packaging, are slightly behind 1994 levels for the third quarter and first three quarters due primarily to lower selling prices in its related lumber operations. Open market pricing for coated board, however, continues to be strong, and export sales also benefited from favorable exchange rates. Pricing, along with continuing cost control and operations that have set production records during the year, helped the Coated Board Division achieve higher earnings in both the third quarter and first three quarters of 1995 compared to 1994. Strong performance in Europe and growth in Latin America have helped Mead Packaging achieve higher sales volume throughout 1995 compared to 1994. Selling prices for beverage cartons, however, continue to be depressed, and earnings for both the third quarter and first three quarters of 1995 are below those posted in 1994. At the end of the third quarter, there were some indications that prices may improve in the fourth quarter.

Distribution and School and Office Products Segment

                             Third Quarter                  Three Quarters
                        -----------------------        -------------------------
                        1995     1994  % Change        1995     1994   % Change
(All dollar amounts
 in millions)
Net Sales (to
 unaffiliated
   customers)         $667.5   $587.2    14%        $1,989.4 $1,604.5     24%

Segment earnings
 before taxes           27.0     17.7    53%            82.5     43.7     89%


Mead School and Office Products' 1995 third quarter and first three quarters sales and earnings benefited from the late 1994 acquisition of Hilroy and a very successful Back-To-School season. Excluding Hilroy, 1995 year-to-date sales of this division are over 20% ahead of 1994. Furthermore, this division achieved an improved sales mix of value-added products. Zellerbach, Mead's distribution business, also recorded higher sales and earnings in the third quarter and first three quarters of 1995 compared to 1994. Sales increased in all three of its business units; printing paper, packaging and industrial supplies. Performance improvement measures taken by the division have also contributed to the earnings improvement.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
In the fourth quarter of 1994, Mead sold its Electronic Publishing business for $1.5 billion. The sale, and the subsequent use of the proceeds, had a significant impact on the financial condition of Mead. Upon the sale, the Board of Directors restricted a certain amount of cash to be used solely for the payment of federal and state taxes on the gain (these taxes were paid in the first quarter of 1995) and the redemption of two debentures. In December, 1994, Mead redeemed $139.0 million of 6-3/4% convertible debentures, originally due 2012. In January 1995, Mead redeemed $130.0 million of 9% debentures, originally scheduled for payment in the years 2000 through 2017.

In the second quarter of 1995, Mead completed its announced program to buy back $350 million of its common shares. A total of 6.7 million shares were repurchased.. Mead has announced a further program to repurchase up to 5 million shares of common stock on the open market from time to time.

In May, 1995, Mead completed the sale of the Kingsport, Tennessee paper mill.

The net effect of these events reduced the ratio of long-term debt to total capital from 30.5% at December 31, 1994 to 24.7% at October 1, 1995. Because of the use of the proceeds from the Electronic Publishing sale, working capital decreased from $806.5 million at December 31, 1994 to $645.0 million at the end of the third quarter of 1995. However, the current ratio on October 1, 1995 was 1.8 compared to 1.7 at December 31, 1994.

Capital spending for the first three quarters of 1995 was $146.9 million compared to $217.9 million for the same time period in 1994. Management expects that full year 1995 capital spending will continue to be below 1994 levels since some expenditures, originally planned for 1995, have been shifted to 1996. The major upgrades of Mead's coated paper facilities at Escanaba, Michigan and Chillicothe, Ohio have been completed. Much of this spending occurred in 1994. Late in the second quarter of 1995, ground was broken for the $150-$175 million expansion at Mead's Stevenson, Alabama corrugating medium mill. Thus far, no external funding has been required for the project but may be required at a later date.

At the end of the third quarter, Mead paid a fixed or capped rate of interest on 67% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in net earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $8.2 million greater than the book value at the end of the third quarter of 1995.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.     LEGAL PROCEEDINGS
            -----------------
      Reference is made to the third paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, regarding a hazardous substance site involving a closed coke manufacturing facility and the nearby Chattanooga Creek located in Chattanooga, Tennessee. In September, 1995 the USEPA promulgated a final rule adding the Tennessee Products Site to the National Priorities List. Mead has 90 days to determine whether to file an appeal of this listing.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
            (a)   Exhibits

                  (4) Instruments defining the rights of security holders, including indentures

                        (1) Amendment No. 3 dated August 31, 1995 to the Credit Agreement dated November 15, 1989, as amended November 30, 1991 and May 1, 1994 and supplemented February 26, 1993 and April 6, 1993, among The Mead Corporation, the banks listed in the Amendment and The First Naitonal Bank of Chicago and Morgan Guaranty Trust Company of New York as Co-Agents for the banks.

                  (11.1), (11.2)  Calculations of Net Earnings per Share.

                  (27)  Financial Data Schedule.

            (b) No current reports on Form 8-K were filed with the Commission in the third quarter of 1995.

                                 SIGNATURE
                                 ---------
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1995


THE MEAD CORPORATION
--------------------
   (Registrant)



By
    GREGORY T. GESWEIN
    ----------------------------
    G. T. Geswein
    Controller and
    Chief Accounting Officer



WP\H:\WORK\SEC\10Q\100195
110895dlw

                                                                    Exhibit 4(1)

      THIS AMENDMENT NO. 3, dated as of August 31, 1995, to the CREDIT AGREEMENT, dated as of November 15, 1989, as amended November 30, 1991, as supplemented by letter dated February 26, 1993 and by supplement dated April 6, 1993, and as amended May 1, 1994 (as so amended and supplemented, the "Credit Agreement"), among THE MEAD CORPORATION, an Ohio corporation (the
"Company"), the banks listed on the signature page hereto (each a "Bank" and collectively, the "Banks") and THE FIRST NATIONAL BANK OF CHICAGO and
MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Co-Agents for the Banks (in such capacity, each an "Agent" and together, the "Agents").

                           W I T N E S S E T H:

      WHEREAS, the Banks, the Agents and the Company have entered the Credit Agreement; and

      WHEREAS, the Banks, the Agents and the Company desire to amend the Credit Agreement as herein provided;

      NOW THEREFORE, it is agreed:

      1.    The following changes in the Credit Agreement are hereby made:

            Section/Reference  Deleted Words     Words Replacing Deleted Words

                      1.12(i)          ".025 of 1%"      "zero"
                      1.12(ii)         ".125"            ".100"
                      1.12, second
                      sentence         "December, 1989"  "September, 1995"

      2. The definition of "Termination Date" in Section 10.1 of the Credit Agreement is hereby rewritten in full as follows:

            "'Termination Date' shall mean (i) with respect to each Bank, the
              ----------------
earlier of (A) August 31, 2000 (the 'Renewal Date'), or (B) the date on which the Company has terminated such Bank's Commitment pursuant to Section 1.13; provided that (1) at least 30 calendar days before each May 1, commencing August 31, 1996 the Company may request all the Banks in writing (such request being irrevocable) to extend the Renewal Date for an additional one year period; and
(2) the Renewal Date with respect to each Bank shall be automatically extended by one additional year if such Bank agrees in writing to extend the Renewal Date for one additional year and all conditions, if any, to the extension shall have been met, and (ii) with respect to all the Banks, the date upon which the Total Commitment is terminated by the Company pursuant to Section 1.13 or by all Banks pursuant to clause (i) of this definition."

      3. The Company represents and warrants that the representations and warranties of the Company contained in the Credit Agreement are true and correct in all material respects on and as of the date hereof as though made on and as of such date. The Company hereby certifies that no event has occurred and is continuing which constitutes an Event of Default under the Credit Agreement or which upon the giving of notice or the lapse of time or both would constitute such an Event of Default.

      4. This Amendment No. 3 shall be effective when executed by the Company and each of the Banks. Except as modified hereby, the Credit Agreement is ratified and confirmed in all respects and remains in full force and effect. All references to the "Agreement" in the Credit Agreement shall include and mean the Credit Agreement as supplemented and amended hereby. Terms defined in the Credit Agreement are used with the same meaning herein.

      5. This Amendment No. 3 may be executed in counterparts, each of which will be deemed an original instrument. This Amendment No. 3 shall be governed by and construed and interpreted in accordance with the law of State of New York.

      IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment No. 3 to be duly executed and delivered as of the date first above written.

                                    THE MEAD CORPORATION


                                    By       JAMES T. MATTHEWS
                                             -----------------------------------
                                      Name:  James T. Matthews
                                             -----------------------------------

                                    Title:   Treasurer
                                             -----------------------------------


                                     THE FIRST NATIONAL BANK OF
                                      CHICAGO,
                                     Individually and as Agent


                                     By      THOMAS M. FAST
                                             -----------------------------------
                                      Name:  Thomas M. Fast
                                             -----------------------------------
                                     Title:  Authorized Agent
                                             -----------------------------------

                                     MORGAN GUARANTY TRUST COMPANY
                                       OF NEW YORK,
                                     Individually and as Agent


                                     By      TIMOTHY S. BROADBENT
                                             -----------------------------------
                                      Name:  Timothy S. Broadbent
                                             -----------------------------------
                                     Title:  Vice President
                                             -----------------------------------


                                      CITIBANK, N.A.


                                      By      THEODORE J. BECK
                                              ----------------------------------
                                       Name:  Theodore J. Beck
                                              ----------------------------------
                                     Title:   Vice President
                                              ----------------------------------


                                    ABN AMRO BANK N.V.
                                    (formerly AMSTERDAM-ROTTERDAM
                                     BANK N.V.)


                                     By      J. M. JANOVSKY
                                             -----------------------------------
                                      Name:  J. M. Janovsky
                                             -----------------------------------
                                    Title:    Group Vice President
                                              ----------------------------------

                                     By       KATHRYN C. TOTH
                                              ----------------------------------
                                       Name:  Kathryn C. Toth
                                               ---------------------------------
                                     Title:
                                               ---------------------------------

                                     DEUTSCHE BANK AG
                                      New York and/or Cayman Islands
                                       Branches


                                     By      ELIZABETH TALLMADGE
                                             -----------------------------------
                                      Name:  Elizabeth Hope Tallmadge
                                             -----------------------------------
                                    Title:   Vice President
                                             -----------------------------------

                                  By         ROSS A. HOWARD
                                             -----------------------------------
                                      Name:  Ross A. Howard
                                             -----------------------------------
                                    Title:   Vice President
                                              ----------------------------------

                                  NATIONAL WESTMINSTER BANK PLC
                                   Chicago and New York Branch


                                  By          MARILYN A. WINDSOR
                                              ----------------------------------
                                        Name: Marilyn A. Windsor
                                              ----------------------------------
                                     Title:   Vice President
                                              ----------------------------------

                                    NATIONAL WESTMINSTER BANK PLC -
                                    NASSAU BRANCH


                                    By        MARILYN A. WINDSOR
                                              ----------------------------------
                                       Name:  Marilyn A. Windsor
                                              ----------------------------------
                                     Title:   Vice President
                                              ----------------------------------

                                  BANQUE PARIBAS


                                  By        ANN C. PIFER
                                            ------------------------------------
                                     Name:  Ann C. Pifer
                                            ------------------------------------
                                   Title:   Vice President
                                            ------------------------------------


                                  By       MARY T. FINNEGAN
                                           -------------------------------------
                                    Name:  Mary T. Finnegan
                                           -------------------------------------
                                  Title:   Group Vice President
                                           -------------------------------------


                                THE BANK OF NOVA SCOTIA


                                By       AMANDA NORSWORTHY
                                         ---------------------------------------
                                   Name: Amanda Norsworthy
                                         ---------------------------------------
                                Title:   Assistant Agent
                                         ---------------------------------------


                                SWISS BANK CORPORATION


                                By        TIMOTHY W. CLARK
                                          --------------------------------------
                                     Name: Timothy W. Clark
                                           -------------------------------------
                                     Title:  Associate Director Merchant Banking
                                             -----------------------------------

                                 By      STEPHANIE W. KIM
                                         ---------------------------------------
                                   Name: Stephanie W. Kim
                                         ---------------------------------------
                                 Title:  Associate Director Merchant Banking
                                         ---------------------------------------

                                  NBD BANK, P.N.
                                  (formerly NATIONAL BANK OF
                                   DETROIT)


                         By        PATRICK D. LENSE
                                   ---------------------------------------------
                             Name: Patrick D. Lense
                                   ---------------------------------------------
                          Title:   Vice President
                                   ---------------------------------------------


                         THE SUMITOMO BANK, LIMITED
                          NEW YORK BRANCH


                          By      YOSHINORI KAWAMURA
                                  ----------------------------------------------
                           Name:  Yoshinori Kawamura
                                  ----------------------------------------------
                          Title:  Joint General Manager
                                  ----------------------------------------------


                          UNION BANK OF SWITZERLAND


                          By      DAVID M. DANHAUER
                                  ----------------------------------------------
                            Name: David M. Danhauer
                                  ----------------------------------------------
                          Title:  Vice President
                                  ----------------------------------------------

                          By      ANDREW TAYLOR
                                  ----------------------------------------------
                           Name:  Andrew Taylor
                                  ----------------------------------------------
                         Title:   Lending Officer
                                  ----------------------------------------------

                         WACHOVIA BANK OF GEORGIA
                         (formerly WACHOVIA BANK AND
                           TRUST CO., N.A.)


                          By       J. PETER PEYTON
                                   ---------------------------------------------
                            Name:  J. Peter Peyton
                                   ---------------------------------------------
                          Title:   Sup/GC
                                   ---------------------------------------------


                          NATIONSBANK, N.A.
                          (formerly SOVRAN BANK, N.A.)


                           By      JAMES L. SLOMAN
                                   ---------------------------------------------
                            Name:  James L. Sloman
                                   ---------------------------------------------
                           Title:  Senior Vice President
                                   ---------------------------------------------

                                                                  EXHIBIT (11.1)

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
CALCULATION OF PRIMARY NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
--------------------------------------------------------------------------
(All amounts in thousands, except per share amounts)

                                                  Third Quarter Ended        Three Quarters Ended
                                                 ----------------------      ----------------------
                                                 October 1,    October 2,    October 1,    October 2,
                                                   1995          1994          1995          1994
                                                 --------      --------      --------      --------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                               $104,497       $53,188      $268,399      $133,186

ADJUSTMENT FOR OTHER POTENTIALLY DILUTIVE
  SECURITIES - Interest savings (net of tax) on
  Convertible Subordinated Debentures as if
  converted at the beginning of the period                        1,389                       4,166
                                                 --------      --------      --------      --------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                               $104,497       $54,577      $268,399      $137,352
                                                 ========      ========      ========      ========


AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING:
  Average number of common shares outstanding      53,719        59,390        54,706        59,312

  Dilutive effect of stock options after
   application of treasury stock method             1,054           702           941           586

  Adjustment for other potentially dilutive
    securities - Dilutive effect of Convertible
    Subordinated Debentures as if converted
    at the beginning of the period                                2,630                       2,630
                                                   ------        ------        ------        ------
AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                     54,773        62,722        55,647        62,528
                                                   ======        ======        ======        ======
PRIMARY NET EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                                   $1.91         $ .87         $4.82         $2.20
                                                    =====         =====         =====         =====

                                                                  EXHIBIT (11.2)



THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
CALCULATION OF FULLY DILUTED NET EARNINGS PER COMMON AND COMMON EQUIVALENT
--------------------------------------------------------------------------
SHARE (1)
--------
(All amounts in thousands, except per share amounts)


                                                     Third Quarter Ended        Three Quarters Ended
                                                     -----------------------    -----------------------
                                                    October 1,    October 2,    October 1,    October 2,
                                                      1995          1994          1995          1994
                                                    ---------     ---------     ---------      ---------
NET EARNINGS APPLICABLE TO COMMON AND COMMON
 EQUIVALENT SHARES                                   $104,497       $54,577      $268,399     $137,352
                                                     ========       =======      ========     ========
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS:
  Shares used in calculating primary earnings
   per share                                           54,773        62,722        55,647       62,528

  Additional dilutive effect of stock options after
   application of treasury stock method                     1           279           138          393
                                                       ------        ------        ------        ------
AVERAGE NUMBER OF SHARES OUTSTANDING ON A
 FULLY DILUTED BASIS                                   54,774        63,001        55,785       62,921
                                                       ======        ======        ======       ======
FULLY DILUTED NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE                                $1.91         $ .87         $4.81        $2.18
                                                        =====         =====         =====        =====

(1) This calculation is submitted in accordance with 17 CFR 229.601(b)(11) although not required by APB Opinion No. 15 because it results in dilution of less than 3%.