Form 10-K/A
period 1994-12-31
MEAD CORP
filed 1995-11-20
CIK 64394

================================================================================
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-K/A

       [X] AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1994
                                 OR
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______ to ______ Commission File No. 1-2267

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
      Registrant's telephone number, including area code: 513-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                Title of Each Class                      on which Registered
                -------------------                     -----------------------
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1994 to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 1995 and 1994. The Mead Corporation is issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN
--------------------------------------------------
TABLE OF CONTENTS
-----------------
______________________________________________________________________________

                                                                          Page

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS:

         Statements of Financial Condition as
         of August 31, 1995 and 1994                                          2

         Statements of Income and Changes in
         Participants' Equity for the Years
         Ended August 31, 1995, 1994 and 1993                                 3

NOTES TO FINANCIAL STATEMENTS                                               4-5

EXHIBITS:

        Independent Auditors' Consent                                          6

        Signatures                                                             7

INDEPENDENT AUDITORS' REPORT


Director of Benefits
The Mead Corporation Employees Stock Purchase Plan:

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan as of August 31, 1995 and 1994, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of The Mead Employees Stock Purchase Plan at August 31, 1995 and 1994, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

October 6, 1995
Dayton, Ohio

THE MEAD CORPORATION
--------------------
EMPLOYEES STOCK PURCHASE PLAN
-----------------------------

STATEMENTS OF FINANCIAL CONDITION, AUGUST 31,
----------------------------------------------
_________________________________________________________________

ASSETS                                      1995          1994
                                         ----------    ----------
Common shares of the Mead Corporation,
 at market (Note B)                      $1,351,280    $1,340,623
Dividends receivable                          6,164         6,337
Cash                                        112,963        58,334
Participants' payroll deductions
 receivable                                  37,531        39,328
                                         ----------    ----------
                                         $1,507,938    $1,444,622
                                         ==========    ==========
LIABILITIES AND PARTICIPANTS' EQUITY

Current plan year distribution due to
 participating employees                 $1,231,144    $1,243,916
Amounts due to terminated employees and
 estates of deceased employees                3,331         5,910
Advance payment of contribution from
 The Mead Corporation                       225,787       156,497
                                         ----------    ----------
                                          1,460,262     1,406,323

Participants' equity                         47,676        38,299
                                         ----------    ----------
                                         $1,507,938    $1,444,622
                                         ==========    ==========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31,

_________________________________________________________________
                                   1995         1994         1993
                                ----------   ----------   ----------
INCREASES IN PARTICIPANTS'
 EQUITY:
  Investment income - dividends
   on Mead common shares        $   12,839   $   13,147   $   13,375
  Unrealized appreciation of
   Mead common shares              162,243      159,096      148,422
  Contributions and deposits:
    The Mead Corporation and
     subsidiaries                   72,638       72,855       80,161
    Participating employees      1,039,032    1,022,574      972,799
                                ----------   ----------   ----------

TOTAL INCREASES                  1,286,752    1,267,672    1,214,757
                                ----------   ----------   ----------

DECREASES IN PARTICIPANTS'
 EQUITY:
  Cash distributions to
   withdrawn, terminated or
   deceased employees:
    From current year
     contributions                  43,671       24,181       30,697
    From prior years'
     contributions                   2,560        2,236        2,366
  Mead common share
   distributions:
    20,061 shares - 1995         1,231,144
    24,632 shares - 1994                      1,243,916
    24,353 shares - 1993                                   1,162,856
                                ----------   ----------   ----------

TOTAL DECREASES                  1,277,375    1,270,333    1,195,919
                                ----------   ----------   ----------
NET INCREASE (DECREASE) IN
 PARTICIPANTS' EQUITY                9,377       (2,661)      18,838

PARTICIPANTS' EQUITY -
 Beginning of plan year             38,299       40,960       22,122
                                ----------   ----------   ----------

PARTICIPANTS' EQUITY- End of
 plan year                      $   47,676   $   38,299   $   40,960
                                ==========   ==========   ==========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

_________________________________________________________________

A.      PLAN DESCRIPTION

        The Mead Corporation Employees Stock Purchase Plan permits certain employees of The Mead Corporation and subsidiaries to purchase Mead common shares through payroll deductions. Individuals eligible to participate in The Mead Salaried Savings Plan may not participate in the Plan. Generally, eligible participants must be full-time hourly employees over the age of twenty-one with one year of service and must be employed at a location specified in the Plan.

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

B.   COMMON SHARES OF THE MEAD CORPORATION

        The principle followed in determining the cost of securities purchased and distributed is specific identified cost. The Plan's transactions relating to common shares of The Mead
        Corporation are as follows:

                           Number       Shares      Unrealized    Shares at
                          of Shares    at Cost    Appreciation  MarketValue
                          ---------   ----------  ------------ ------------
Balance at August 31, 1992  28,097    $1,045,816     $  18,358   $1,064,174
Shares purchased            25,800     1,096,833                 ==========
Shares distributed         (26,697)     (993,662)      (16,967)
Appreciation                                           148,422
                           -------    ----------     ---------

Balance at August 31, 1993  27,200     1,148,987       149,813   $1,298,800
Shares purchased            23,700     1,045,147                 ==========
Shares distributed         (24,353)   (1,028,671)     (133,749)
Appreciation                                           159,096
                           -------    ----------     ---------

Balance at August 31, 1994  26,547     1,165,463       175,160   $1,340,623
Shares purchased            20,100     1,092,117                 ==========
Shares distributed         (24,632)   (1,081,345)     (162,358)
Appreciation                                           162,243
                           -------    ----------     ---------
Balance at August 31, 1995  22,015    $1,176,235     $ 175,045   $1,351,280
                           =======    ==========     =========   ==========

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

                        INDEPENDENT AUDITORS' CONSENT
                        -----------------------------


We consent to the incorporation by reference in Registration Statement Nos. 33-37960 and 33-59007 on Form S-8 of our report dated October 6, 1995, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in the Form 10-K/A, Amendment No. 3, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1994.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
November 10, 1995

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Administrators of the Plan have duly caused this amendment to the Annual Report to be signed by the undersigned, thereunto duly authorized.



                                                THE MEAD CORPORATION
                                                (Registrant)



Date:  November 20, 1995                        By:     G. T. Geswein
                                                        --------------------
                                                        Controller and
                                                         Chief Accounting
                                                         Officer


                                                THE MEAD CORPORATION
                                                EMPLOYEES STOCK PURCHASE PLAN



Date:  November 20, 1995                        By:     James D. Bell
                                                        -------------------
                                                        Director of Benefits















WP\H:\WORK\SEC\10K\FRM10KA3.95
111695dlw