Form 10-K
period 1995-12-31
MEAD CORP
filed 1996-03-14
CIK 64394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _______________
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

                           _________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           _________________________

     As of January 26, 1996, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,655,722,788 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

     The number of Common Shares outstanding at February 27, 1996 was
52,746,913.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 1996, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 14, 1996.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes school and office supplies, and distributes paper and other industrial supplies.

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

SEGMENT INFORMATION

     Segment information is also included in Note R on page 54.

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

     Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative laminating papers. This division also manufactures and sells synthetic fiber and other specialty papers. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

     The Mead Pulp Sales division sells market pulp worldwide manufactured by Northwood Pulp and Timber Ltd. of Canada, Great Lakes Pulp and Fibre, Inc.
in Menominee, Michigan (startup expected in 1996), and Escanaba Paper Company. Mead

Pulp Sales also represents MODO Paper AB, a Swedish company, for the sale of its pulp in North America. Mead Pulp Sales also sells through its affiliates International Fibre Sales in Europe and Pulp Asia Ltd. in Japan, and through independent agents in all major pulp consuming areas of the world.

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

     The Mead Containerboard division sells standard and special purpose corrugated shipping containers manufactured at eight converting plants located in the Midwestern and Southeastern regions of the United States from raw materials received from outside sources and from the division's Stevenson, Alabama corrugating medium mill. The division also sells corrugated medium from the Stevenson mill to unaffiliated manufacturers of containers.

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

     Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Noranda located in Bemidji, Minnesota, has the annual capacity to produce approximately 340 million square feet of oriented structural board

("osb") (3/8-inch basis). With startup of a new dryer in early 1996, osb capacity is expected to increase 16% to 395 million square feet.

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


                             Timberlands

     Mead obtains most of its wood requirements from private contractors or suppliers and from Company owned timberlands. The annual wood requirement for Mead's wholly-owned operations is approximately 7,140,000 tons, of which approximately 18% is obtained from timberlands owned or leased by Mead.

     The approximate annual requirement of wood for both Northwood and Panelboard is 5,900,000 tons. At Northwood, the majority of wood is obtained from Crown Lands through various types of cutting rights which are terminable or renegotiable at the government's initiative and from third parties having similar cutting rights. At Panelboard, wood is obtained from both private landowners and various governmental sources (federal, state and county).

     As of December 31, 1995, Mead owned or controlled approximately 1,350,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements which expire at different times through 2027.

                  Distribution and School and Office Products

     Zellerbach, Mead's distribution division, is a national distribution business which distributes a full line of printing papers, industrial supplies and packaging materials and equipment. These products are distributed through a network of wholesale locations and printer-supply centers. The business units carry inventory or order products against sales orders, depending upon the product and service requirements. Zellerbach distributes not only products of Mead, but also those of several hundred other manufacturers. In the distribution of paper and other products, competing merchants frequently distribute products of the same supplier.

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

                                  Competition

     Mead competes on a world-wide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Fine Paper and Publishing Paper divisions compete with numerous other major paper manufacturers. The Specialty division competes primarily with North American and European based decorative laminating papermakers. The Gilbert division competes with a number of other manufacturers of premium cotton, sulfite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleach sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and other global systems-based multiple packaging suppliers, as well as suppliers of other non-boxboard packaging systems. The Containerboard division competes primarily with container producers, and corrugating and medium producers in several market areas in the United States. The Zellerbach division competes with national and regional merchant chains, as well as independent local merchants. The School and Office Products division competes with national and regional converters, some with broad product offerings and others focused on narrow product segments.

                         Employee and Labor Relations

     Mead employs approximately 15,200 persons, of whom approximately 6,800 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood, employs approximately 2,500 persons. Mead and Northwood together have approximately 50 labor agreements currently in force of which approximately one-third are subject to renegotiation each year.

     Mead's employee relation policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1995 which have been concluded were accomplished without any strikes. The Chillicothe mill continues to operate while negotiations continue past the contract expiration date.

                Trademarks, Trade Names, Patents, and Franchises

Mead has a large number of trademarks and trade names under which it conducts its business, including "Mead," "Mead Papers," "Mead Packaging," "Zellerbach," "Z," "Montag," "Super Shades," "Trans/Rite," "Trans/Tab," "Duodozen," "Cluster-Pak," "Cambridge," "Chief," "Apex," "Info," "Trapper," "Trapper Keeper," "Neatbook," "Gilbert," "Gilcrest," "OPAS," "Signature," "CNK," "Five Star," "First Gear," "Neu-Tech," "Esse," "Organizer," "Spiral," "sig-NATURE," "Management Series," "NO! RULES," "Duraline," "Appli," "Duoply," and many others. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

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

     During the past five years (January 1, 1991 - December 31, 1995), Mead (including its share of Northwood expenditures) constructed air and water pollution control and other environmental facilities at a cost of approximately $85.5 million. Significant environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, air emission controls and the construction of solid waste disposal facilities. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes, though management anticipates that these expenditures will increase as regulatory requirements become more stringent. Taking these uncertainties into account, Mead estimates that in the next five years it may be required to incur expenditures of approximately $185 million.

     A substantial portion of the expected increase in capital expenditures for the next five years is related to new regulations under the Clean Air Act and Clean Water Act, which are expected to be promulgated in final form by the United States Environmental Protection Agency ("USEPA") later this year. These regulations, proposed in December 1993, are intended to reduce air and water discharges of specific substances from pulp and paper mills in the United States, and to require installation of additional pollution control equipment based on best available technology. The American Forest and Paper Association estimates that these regulations, if implemented in their present proposed form, could cost the pulp and paper industry over $10 billion in capital expenditures, and force the closing of approximately 30 plants and the loss of an estimated 19,000 mill jobs. However, Mead does not expect these regulations to be enacted as presently proposed. Mead has included in its capital spending plans amounts necessary to comply with the regulations in the form Mead expects them to be enacted.

     The USEPA issued proposed regulations implementing the Federal Great Lakes Critical Programs Act of 1990 ("GLI") in 1993, which was enacted as a result of an agreement between the United States and Canada in the 1970s to seek greater consistency for water quality standards among the Great Lakes states. The USEPA issued final regulations in 1995 which establish minimum water quality criteria, anti-degradation policies and implementation procedures. Current industry estimates indicate that compliance with these proposed regulations may cost affected forest products companies, in the aggregate, over $800 million. Mead has estimated that the cost of complying with the proposed regulations, in respect of Mead's Escanaba facility, could range from $100 million to $150 million in capital expenditures, with a significant increase in annual operating costs if Michigan implements regulations identical to the USEPA regulations under GLI starting in 1997. These costs are not included in Mead's anticipated environmental expenditures discussed above. Mead opposes these regulations because Mead believes they are unnecessary and most are unreasonable.

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

     Dioxin currently cannot be detected under normal operating conditions in treated effluents from Mead's two U. S. bleached paper mills. Taking into account current regulatory efforts and the process and control equipment installed at Mead's bleached paper mills, management does not believe that any required actions in response to dioxin concerns will have a material adverse effect on the Company.

     Mead has been notified by the USEPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at 7 sites currently operated or used by Mead. Mead is also currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution under federal, state or local laws with respect to at least 15 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $42 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next five years discussed above. Mead believes that it is reasonably possible that costs associated with these owned and unowned sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $45 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based. Assumptions less favorable to Mead among the range of reasonably possible outcomes were used in order to establish this amount.

ITEM 2. PROPERTIES

     Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased, including properties which are leased from corporations the common shares of which are owned by The Mead Retirement Master Trust, and certain warehouses which are owned or leased and managed by third parties for Zellerbach, Mead owns all of the properties described herein. For additional information regarding leases see Note O on page 52. For additional information concerning Mead's timberlands and properties of affiliates, see Item
1. Business.

     Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed below:

Business Unit       Facility Locations          Principal Use
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

                    Indianapolis, Indiana       Carbonless coating facility

Publishing Paper    Escanaba, Michigan          Pulp mill, coated paper mill

Gilbert Paper       Menasha, Wisconsin          Cotton and recycled content and
                                                specialty paper mill

Specialty Paper     South Lee, Massachusetts    Decorative laminating and
                                                specialty papers mills

Packaging            Anniston, Alabama           Paperboard packaging, multiple
                     Atlanta, Georgia            packaging systems for beverage
                     Buena Park, California      and food, packaging machinery
                     Chicago, Illinois           manufacturing or repair
                     Godfrey, Illinois           facilities and ink manufacture
                     Fairless Hills,
                      Pennsylvania
                     Ajax, Ontario, Canada
                     Chateauroux, France
                     Trento, Italy
                     Roosendaal, The Netherlands
                     Trier-Ehrang, Germany
                     Bristol, England
                     Shimada, Japan
                     Bilbao, Spain

Containerboard      8 plants within the United   Corrugated container
                    States in midwest and        manufacturing facilities
                    southern regions

                    Stevenson, Alabama           Corrugating medium mill

Coated Board        Phenix City, Alabama         Coated paperboard mill,
                    Venlo, The Netherlands       sheeting facilities and
                    Cottonton, Alabama           sawmills
                    Greenville, Georgia

School and Office   7 manufacturing and          Home, office and school
 Products           distribution locations       products manufacturing
                    throughout the United        and distribution facilities
                    States, one in Toronto,
                    Ontario, Canada and one
                    manufacturing location in
                    Nuevo Laredo, Mexico

Zellerbach          39 wholesale locations       Paper, packaging equipment and
                    throughout the United        supplies distribution
                    States; one converting       facilities
                    operation; 37 printer-
                    supply centers; and 5
                    third party warehouses

Item 3. Legal Proceedings

     In September 1993 Mead signed a Consent Order with USEPA under Section 3008(h) of the Resource Conservation and Recovery Act with respect to a landfill (the Storage Depot Site) owned and operated by Mead Fine Paper division's Chillicothe, Ohio, mill. Pursuant to the terms of that Order, Mead has performed certain investigative and remedial work designed to control releases of hazardous substances from the Site. Mead has submitted and is awaiting USEPA approval of a final report and long-term operation and monitoring program for the site. Mead believed that the U.S. Navy was legally responsible for the groundwater contamination at the Storage Depot Site, including the costs of implementing the Consent Order, and, in 1992, filed a declaratory judgment action seeking to have the U.S. Navy take responsibility for any required remediation. Mead and the U.S. Navy recently reached an agreement settling the proceeding. Under the terms of the agreement, the U.S. Navy will pay 60% of the costs to be incurred under the consent order with USEPA, including the reimbursement of approximately $1.1 million for related past costs expended by Mead.

     In March 1991, Mead was served with a complaint entitled Beazer East Inc.
                                                              ----------------
v. The Mead Corporation, C.A. No. 91-0408, filed in the United States District
-----------------------
Court for the Western District of Pennsylvania. The complaint alleges that the USEPA seeks to require Beazer to conduct a site-wide environmental investigation regarding hazardous substances, wastes and constituents at the Woodward Facility located in Dolomite, Alabama, and to propose preferred corrective measures for the site. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. The complaint alleges that Mead is liable to Beazer for contribution for past and future costs to be incurred by Beazer as a result of any corrective measures required at the site. In October 1992, the district court granted Mead's motion to dismiss all of plaintiff's allegations in this proceeding except those relating to alleged liability under CERCLA and alleged indemnity under the 1974 sale contract. In June 1993, the court granted Mead's motion for summary judgment and dismissed the case. This decision was reversed by the United States Court of Appeals for the Third Circuit in September 1994. Proceedings continue in court regarding Beazer's contribution claim. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition or results of operation of the Company.

     The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (formerly owned by Mead) is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In June 1994 Mead agreed with TDEC to commence a removal action at the closed coke plant site to permit demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. The removal action was completed by December 1994. In August 1993, the federal Agency for Toxic Substances and Disease Registry ("ATSDR") issued a health advisory for a site identified as the Tennessee Products Site, which included the coke manufacturing facility formerly owned by

Mead. In January 1994, the USEPA proposed adding the Tennessee Products Site to the National Priorities List ("NPL"). Mead objected to the proposed listing on several grounds, but in particular because of the inclusion of the coke facility with non-contiguous, geographically distinct properties in the area, including the Chattanooga Creek. In September 1995, the USEPA promulgated a final listing of the Tennessee Products Site. In December 1995, Mead filed a notice of appeal in the Court of Appeals for the District of Columbia challenging the USEPA's listing action. USEPA initiated a Remediation Investigation/Feasibility Study of the Site during 1995, which is expected to continue through 1996. A preliminary PRP search by USEPA indicates that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, formerly a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not believe that this proceeding will have a material adverse effect on the financial condition or results of operation of the Company.

     Mead has been informed by Ohio EPA that it is contemplating an enforcement action seeking penalties from Mead for various alleged, unrelated air violations at the Mead Fine Paper mill in Chillicothe, Ohio dating back to 1989. The alleged violations concerned particulate emissions from a coal-fired boiler in 1989, the alleged absence of a permit for the facility's chlorine unloading station and the delayed installation of equipment to control odors. Ohio EPA and Mead are discussing these allegations, and Mead does not believe that any such proceeding will have a material adverse effect on the Company.

     Additional information is included in Part I, Item 1, "Business-- Environmental Laws and Regulations," Note L on page 47 and Note P on page 53.

     Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, will not have a material adverse effect on the financial condition or results of operations of Mead.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The Executive Officers of Mead as of February 1, 1996, their ages, their positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:

        Name            Age                  Position and Offices
         ----           ---                  --------------------

William R. Graber       52        Vice President and Chief Financial Officer
                                  since December 1993; prior to that Vice
                                  President and Treasurer since April 1993;
                                  Treasurer since September 1992; Controller since April 1991; Manager, Finance
                                  Operations, Motor Business, General
                                  Electric Company ("GE") since July 1990.

Elias M. Karter         55        Vice President, Operating Officer since
                                  July 1994; prior to that Vice President,
                                  Manufacturing & Technology.

Raymond W. Lane         47        Vice President, Operating Officer since
                                  July 1994; prior to that President of Mead
                                  School and Office Products Division.

Steven C. Mason         59        Director; Chairman of the Board and Chief
                                  Executive Officer since May 1992 and
                                  President since December 1994; Vice
                                  Chairman during April 1991 to May 1992;
                                  prior to that President and Chief
                                  Operating Officer.

Charles J. Mazza        53        Vice President, Human Resources.

Wallace O. Nugent       57        Vice President, Purchasing and Logistics
                                  since January 1993; prior to that Vice
                                  President, Marketing and Supply.

Thomas E. Palmer        56        Vice President and General Counsel since
                                  September 1991; prior to that a partner
                                  with Squire, Sanders & Dempsey.

Jerome F. Tatar         49        Vice President, Operating Officer since
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

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE
------------------------------

                               1995                  1994
                         ----------------      ----------------
                          High      Low         High      Low
                         -------  -------      -------  -------
First quarter            $55.500  $48.625      $48.125  $39.750
Second quarter            59.750   48.625       46.250   39.125
Third quarter             64.125   57.250       52.875   42.000
Fourth quarter            59.500   50.500       53.250   43.375

DIVIDENDS PAID PER COMMON SHARE
-------------------------------

                              1995                 1994
                              -----                -----
First quarter                 $ .25                $ .25
Second quarter                  .28                  .25
Third quarter                   .28                  .25
Fourth quarter                  .28                  .25
                              -----                -----
Year                          $1.09                $1.00
                              =====                =====

     The number of Common shareowners of record as of February 27, 1996, was 15,624. See Note H on page 41 for information regarding the amount of retained earnings available for dividends.

ITEM 6. SELECTED FINANCIAL DATA
Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources
          (All dollar amounts in millions, except per share amounts)

------------------------------------------------------------------------------------------------------
     Year Ended December 31                        1995       1994       1993       1992       1991
------------------------------------------------------------------------------------------------------
Operations:
      Net sales                                  $5,179.4   $4,557.5   $4,239.0   $4,208.4   $4,109.7
      Earnings from continuing operations           342.5       89.6       95.7       13.7       26.2
      Earnings from continuing operations per
        common and common equivalent share           6.19       1.52       1.61        .23        .45
     Liquidity:
      Working capital                               545.5      806.5      380.3      375.2      284.5
      Current ratio                                   1.7        1.7        1.6        1.6        1.4
      Net cash provided by
        operating activities                        186.9      327.0      326.5      303.8      227.5
     Assets:
      Property, plant and equipment-net           2,364.1    2,313.9    2,239.6    2,175.1    2,202.1
      Total assets                                4,372.8    4,862.6    4,073.3    3,934.4    3,900.4
     Capital:
      Borrowed capital-long-term debt               694.8      957.7    1,360.0    1,317.5    1,300.4
      Equity capital                              2,160.2    2,182.6    1,578.0    1,495.4    1,478.4
        Total capital                            $2,855.0   $3,140.3   $2,938.0   $2,812.9   $2,778.8
     Borrowed capital as a
      percent of total capital                      24.3%      30.5%      46.3%      46.8%      46.8%
     Cash dividends per common share             $   1.09   $   1.00   $   1.00   $   1.00   $   1.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             REVIEW OF OPERATIONS
                             --------------------

OVERVIEW OF 1995

Mead's earnings improved over 1994 and 1993 levels, excluding the effect of significant items in those years. The company's continued earnings growth was driven by higher selling prices for pulp, paper and paperboard, and productivity gains throughout Mead in 1995. The earnings improvement was especially significant at Publishing Paper's Escanaba, Michigan paper mill and Containerboard's Stevenson, Alabama paperboard mill. Earnings were higher at Coated Board, Packaging, Fine Paper, Specialty Paper, School and Office Products and Zellerbach. Earnings declined slightly at Gilbert Paper and were lower at Mead's Northwood affiliates.

Sales revenue increased on higher prices, while overall sales volume declined slightly from the high level of 1994. Pricing strengthened during 1994 in most grades and continued to improve during most of 1995, especially for pulp, coated paper, corrugating medium and coated paperboard. However, in the fourth quarter of 1995, prices for many grades started to weaken as market demand softened.

Pulp prices improved in 1995 for Mead's affiliate, Northwood Forest Industries Ltd., before declining slightly late in the fourth quarter. However, earnings were lower as higher selling prices for pulp were offset by increases in wood costs and lower prices for lumber and wood products during much of the year.

Within Mead's paper operations, earnings improved significantly as prices for coated paper continued to strengthen in 1995, with prices for publishing grades increasing through the third quarter of the year. Productivity improvements also contributed to earnings improvement for the paper segment.

For the Containerboard division, earnings grew significantly as demand and prices for corrugating medium increased from 1994 through the third quarter of 1995 before declining somewhat near year end. For Coated Board, strong market demand in 1994 led to improved prices in 1995. Sales at Packaging continued to grow worldwide, and earnings which had declined in 1994 were much improved in 1995.

For School and Office Products, sales and earnings grew over 1994 and 1993 levels. The strong performance in 1995 resulted from sales mix improvement, the successful introduction of new products, and a Canadian acquisition made in late 1994.

Sales at Zellerbach increased, and earnings improved significantly in 1995 over 1994 and 1993. Sales grew in all three business units: printing, packaging and industrial. Strong markets, improved selling prices and reduced operating expenses from facility consolidations drove the earnings improvement.

OPERATING RESULTS
-----------------

Sales increased to $5.179 billion in 1995 from $4.558 billion in 1994 and $4.239 billion in 1993. The gains in 1995 over 1994 came primarily from higher selling prices. Overall volume for the year was lower than in 1994, as demand for many products began to weaken late in the year.

         Earnings Per Share Analysis
         ----------------------------------------------------------
                                         1995     1994       1993
                                         -----    -----      -----

         Continuing operations
           before the following items    $6.19    $ 2.29     $1.73
         Significant items                          (.77)
         Effect of tax rate change                            (.12)
                                         -----    ------     -----
         Continuing operations            6.19      1.52      1.61
         Discontinued operations           .14      9.87       .47
         Extraordinary item                         (.18)
                                         -----    ------     -----

         Net earnings                    $6.33    $11.21     $2.08
                                         =====    ======     =====
         ----------------------------------------------------------

In 1995, the company realized a gain of $7.5 million ($.14 per share) resulting from adjustments related to the sale of its Electronic Publishing segment in 1994. In 1994, the company realized $9.87 per share from discontinued operations which consisted of a gain on the sale of the Electronic Publishing segment, that segment's operating earnings through the sale date, adjustments affecting Mead's reinsurance business and charges related to environmental matters at the company's discontinued Industrial Manufacturing segment. The extraordinary item in 1994 was for losses associated with the prepayment of debt. The company also recorded significant items totaling $.77 per share. Those items included charges for the estimated loss from the sale of the Kingsport, Tennessee, paper mill, facilities consolidations and related severance primarily at Zellerbach, the negative effect of an unusually large dollar amount of pension settlement payments and other smaller matters. Also included in significant items is the positive effect of an amount for Mead's share of Northwood's earnings due to refunds of countervailing duties on lumber exports from Canada in prior years.

In 1994, Mead changed the depreciable lives of certain paper mill equipment to 20 years from 16 years to more closely reflect the current service lives of the assets. The change increased net earnings by $27 million or $.42 per share for the year.

Depreciation, amortization and depletion of property, plant and equipment amounted to $191 million in 1995, compared to $188 million in 1994 and $222 million in 1993.

                                     PAPER

         --------------------------------------------------------------

         Segment Summary (in millions)     1995       1994      1993
         -----------------------------   --------   --------  --------

         Sales                           $1,243.3   $1,156.8  $1,111.4
                                         ========   ========  ========
         Earnings before
           significant items
           and income taxes                 330.8      137.9     101.9
         Significant items                             (65.9)
                                         --------   --------  --------
         Earnings before
           income taxes                  $  330.8   $   72.0  $  101.9
                                         ========   ========  ========
         --------------------------------------------------------------

Mead's paper segment sales improved 7% over 1994, driven by higher selling prices for paper. Earnings before significant items improved 140% as a result of higher prices and productivity gains from cost reductions and improved product mix.

Sales revenue increased in 1995, although sales volume overall declined somewhat from the prior year's high level as the mills sold down existing inventories. Production volume in 1995 was ahead of 1994. As a result, mill inventory levels grew in 1995 and are expected to be reduced in 1996. In 1994, paper segment earnings before significant items improved 35% over 1993, driven by increased volume and strong operating results.

Prices for coated paper, particularly for publishing grades which began to improve in the second half of 1994, continued to strengthen through the third quarter of 1995 as demand for paper grew rapidly. The average price for coated publishing paper was about 40% higher in 1995 than in 1994. Demand slowed in the third quarter of the year as customers began working down their inventories. Prices had weakened somewhat in many grades by year end.

MEAD PUBLISHING PAPER
---------------------

The Publishing Paper division produces coated papers for book and magazine publishers, and catalog and commercial printers.

Sales revenue grew in 1995 on higher market prices for coated paper. A rapid strengthening in market demand for coated paper, which began in the second half of 1994, continued through the first half of 1995. Prices ended the year significantly ahead of 1994. Earnings for the year were significantly above 1994 and 1993 at the Escanaba, Michigan, mill on the strength of improved prices, excellent operating performance and continued productivity gains from cost reductions and improved product mix.

Demand subsided in the second half of 1995, and mill backlogs and new orders declined as customers began to work down their inventories.

During the year, the mill completed a major capital program to upgrade its coated paper operations. With additional coating capability, the mill now double coats certain of its printing papers to enhance quality. It has improved product mix by shifting a portion of its production from medium weight web grades to the production of #1 grade coated sheet and web papers for the commercial printing market. In 1996, overall mill production volume is expected to grow modestly as the result of this upgrade.

MEAD FINE PAPER
---------------

Mead Fine Paper produces coated and uncoated papers for business and specialty uses and is a leading producer of carbonless copy papers.

Division sales increased in 1995. Operating earnings also improved over 1994 as a result of higher paper prices and continued productivity improvements, primarily in cost control, at the Chillicothe, Ohio mill. Market demand and selling prices, which had been weak in 1993, began to strengthen in the second half of 1994. By the beginning of 1995, demand was strong and, with many paper grades in short supply, customers were placed on allocation. Then, after mid-year, market demand began to ease and, by year end, customer order rates had declined. For the year, production and sales volumes of coated and carbonless were about even with 1994. The carbonless manufacturing operation received certification for ISO 9002 during the year. In May of 1995, Mead completed the sale of the division's mill in Kingsport, Tennessee. This facility mainly produced
uncoated paper, which is no longer a primary growth area for Mead.   As a
result, sales and production volumes of uncoated paper were behind 1994.

In 1994, the division's sales improved modestly over 1993, and operating earnings improved significantly on a comparable basis as a result of strong operations and productivity improvements at the Chillicothe mill.

During 1995, the mill completed a $110 million capital project to upgrade its coated paper facilities. Improvements were made in the areas of stock preparation, double coating, automated roll storage, finishing and distribution. When tied to changes made at the Publishing Paper mill, these improvements led to the introduction of an enhanced coated paper grade line.

MEAD SPECIALTY PAPER
--------------------

Mead Specialty Paper manufactures a variety of decorative papers, both high and low pressure laminates, used in furniture, flooring, countertops and cabinets, and specialty grades used in various industrial applications, including automotive.

The division's earnings improved in 1995 over 1994, driven by higher selling prices, a stronger sales mix, new product introductions and productivity improvements. Product growth continued in wear-resistant overlay papers used in flooring applications, especially in Europe.

Strong demand in the automotive market and in the housing and remodeling markets in Europe and the U.S. continued from 1994 into the first half of

1995. But, by the second half of the year, markets slowed and orders declined as customers began working down their inventories. Costs increased during the year, especially for purchased pulp.

In 1994, earnings improved over 1993, based on increased volume from stronger markets and on productivity improvements.

GILBERT PAPER
-------------

The Gilbert Paper division produces high-quality communications papers, including cotton-content bonds, specialty text and cover papers, and papers for ink-jet and laser printers.

Sales increased over 1994 based on higher selling prices and increased volume. Earnings declined slightly from 1994 as a result of higher costs for purchased pulp and expenses related to capital improvements and market growth strategies. The growth in sales volume was driven by an increase in retail sales from ink-jet and laser printer papers, which more than offset a decline in sales in export and other markets. During the year, the mill set a record for production volume, made significant gains in productivity from operating efficiencies, and received ISO 9001 certification.

In 1994, the division reported sales even with 1993, but earnings were lower as a result of higher pulp costs, less profitable product mix and some operating inefficiencies.

                           PACKAGING AND PAPERBOARD

         --------------------------------------------------------------

         Segment Summary (in millions)     1995      1994       1993
         -----------------------------   --------  --------   --------

         Sales                           $1,428.8  $1,254.5   $1,156.9
                                         ========  ========   ========
         Earnings before
           significant items and
           income taxes                     184.9     130.7      132.8
         Significant items                             (6.9)
                                         --------  --------   --------

         Earnings before
           income taxes                  $  184.9  $  123.8   $  132.8
                                         ========  ========   ========
         --------------------------------------------------------------

Sales increased 14% in 1995, driven by higher selling prices for corrugating medium and coated paperboard. Earnings improved on the strength of higher pricing and continued productivity improvements.

Prices for corrugating medium improved in 1994 and throughout much of 1995 before declining somewhat in the fourth quarter of 1995. Market prices for medium averaged about 40% higher in 1995 than in 1994. Pricing for coated paperboard, which remained at depressed levels during 1994, strengthened in 1995. Prices for converted beverage packaging varied by market.

1994 sales increased over 1993, however, pricing pressures on coated board and converted cartons for most of the year led to lower average pricing and reduced earnings for the segment.

MEAD CONTAINERBOARD
-------------------

Mead's Containerboard division produces corrugating medium used in shipping containers and operates eight corrugated container plants.

Sales and earnings improved significantly on strong market demand and higher selling prices. Markets, which had been depressed in 1993, improved significantly in 1994, leading to improved prices for medium and containers. As a result, 1994 sales and earnings improved over 1993. Market strength continued into 1995, before weakening in the last quarter. For the full year, sales volume of medium was slightly behind last year, while converting volume was slightly ahead of last year.

In February, Mead announced plans to expand corrugating medium capacity by 225,000 tons per year with the addition of a second paperboard machine at its Stevenson, Alabama, mill. The expansion, estimated at $185 million, is designed to improve product mix at the mill, providing the manufacturing flexibility to produce efficiently both lightweight and heavyweight corrugating medium. Construction began in June, and startup is expected in early 1997.

Operating improvements led to further increases in the mill's production rate in 1995, although production volume for the year was about even with 1994 as a result of downtime related to capital improvement projects. The cost of recycled fiber, a portion of the mill's furnish, increased sharply during the year before falling by year end. During the year, two of the division's container plants obtained ISO 9001 certification, bringing to six the number of Mead container plants with the certification. The medium mill obtained ISO 9002 certification in 1993.

MEAD COATED BOARD
-----------------

Mead Coated Board manufactures coated unbleached kraft paperboard for use in multiple beverage packaging and folding cartons. Customers include folding carton manufacturers in North America and Europe, in addition to Mead Packaging's worldwide business.

Division earnings continued to improve as a result of higher selling prices for paperboard and productivity improvements that included the effects of cost control, higher production volume and a favorable sales mix. A major improvement in earnings from coated board operations, however, was offset in part by much weaker earnings from the division's sawmill operations as a result of higher wood costs and weaker market prices for lumber.

Production continued to increase over previous years, moving up 4% over 1994. Virtually all mill capacity is now directed to production of coated paperboard, known as Coated Natural Kraft. The percentage of CNK(R) paperboard output has increased steadily since the startup of the mill's second coated paperboard machine in late 1990. Sales and earnings growth from coated board sold to European carton manufacturers was especially strong in 1995. Overall sales volume in 1995 was lower than in 1994 when the division reduced its board inventory.

Market demand exceeded supply in late 1994. By early 1995, folding carton customers were placed on allocation, and selling prices increased. Near year end, market demand softened.

During the year, the division began a capital investment program, estimated at $60 million, to rebuild the #1 and #2 paperboard machines at the Mahrt mill in Alabama to enhance product quality. The investment will also result in about a 10% increase in mill production capacity after the project is completed in 1997.

1994 sales and earnings increased over 1993 on higher volume, improved product mix and cost reductions.

MEAD PACKAGING
--------------

Mead Packaging is a leading worldwide supplier of multiple beverage packaging and packaging systems. It also provides multiple packaging for food and other products. Customers include large and small brewers, soft drink bottlers, and food and other consumer products companies.

Earnings improved substantially over 1994 on increased sales volume, overall cost reductions and productivity improvements in converting operations. Selling prices for beverage cartons varied by market. Sales volume increased worldwide as a result of strong markets in most countries and the placement of new packaging systems in Europe, North America, South America, Australia and other markets targeted for growth. International sales and earnings were ahead of last year. The division integrated into its European operations a packaging converter in Spain which it acquired in 1994. In 1995, the division completed the development of and launched a new packaging system for a major soft drink customer and began construction of a new offset packaging printing plant in Lanett, Alabama.

In 1994, sales volume increased over 1993 worldwide as the economy strengthened in many markets, but earnings were lower on higher production and freight costs, continued pricing pressures and costs related to business growth.

                  DISTRIBUTION AND SCHOOL AND OFFICE PRODUCTS

    -------------------------------------------------------------------
    Segment Summary (in millions)          1995      1994       1993
                                         --------  ---------  --------

    Sales                                $2,507.3  $2,146.2   $1,970.7
                                         ========  ========   ========
    Earnings before
       significant items and
       income taxes                          77.3      37.8       38.4
    Significant items                                 (17.3)
                                         --------  ---------  --------
    Earnings before
       income taxes                      $   77.3  $   20.5   $   38.4
                                         ========  ========   ========
    -------------------------------------------------------------------

Sales increased 17% in 1995 in the Distribution and School and Office Products segment. Earnings increased significantly on improved operations at both Zellerbach and School and Office Products. In 1994, sales increased over 1993, although earnings decreased as a result of costs related to a reorganization at Zellerbach.

The School and Office Products division had strong growth in sales and expanded its presence in Canada following the acquisition of Hilroy in late 1994. Earnings increased through an improved mix of value-added products.

Sales increased in all three business units of Zellerbach. Earnings improved significantly over 1994 as a result of stronger markets, improved product prices and reduced operating expenses from facilities consolidation and reorganization.

ZELLERBACH
----------

Zellerbach is a sales and marketing organization distributing value-added solutions and services for businesses through its three business units: printing papers; packaging systems including equipment and supplies; and, industrial/commercial supplies.

Sales revenue increased over 1994 in all three business units as a result of stronger markets and improved prices. Higher prices for printing paper, up about 15%, drove revenue improvement, though margin percentage declined slightly as a result of higher product costs.

Operating earnings in 1995 improved significantly over 1994 and 1993 as a result of stronger markets and reduced operating expenses. Lower operating expenses were driven by facility consolidations, which reduced the size of sales office and warehouse space by about 20%, and other improvements.
Cash flow improved through efficient receivables management and significant reductions in inventory levels. A weakening in market demand and pricing for printing paper began in the fourth quarter of 1995.

In 1994, sales improved over 1993, but operating earnings declined due to higher operating costs and expenses associated with divisional reorganization.

MEAD SCHOOL AND OFFICE PRODUCTS
-------------------------------

Mead's School and Office Products division is the nation's largest converter and distributor of paper-based school supplies. It also provides stationery products for home and office use, and is the industry leader in fashion and product design.

Division sales and earnings increased over 1994 as a result of higher selling prices, continued improvement in the mix of value-added products and the addition of sales of Hilroy, the leading converter of paper-based school supplies in Canada, which Mead acquired in November 1994. Excluding Hilroy, sales were 18% ahead of 1994.

The continued growth in 1995 of value-added products was driven by increased sales of licensed products, the Five Star(R) and Cambridge(R) lines, and by the successful introduction of a school products line featuring team logos from the NHL, NBA and NFL. The overall volume of value-added products increased, while volume in commodity products decreased somewhat.

1995 results also reflect the successful integration of Hilroy into division operations and the expansion of Mead's product lines into the Canadian market. 1994 sales and operating earnings improved over 1993, reflecting volume growth and controlled spending.

In 1996, continued growth is expected in value-added school supplies. The division will introduce a line targeted to the young female student market, introduce licensed products with college logos, and expand the school line to include team logos from Major League Baseball. Continued growth is also expected in the Cambridge line of office products with the introduction of a financial organizer and new items for the day planner program.

INVESTEES
---------

Mead's primary investees are Northwood Forest Industries Ltd., a large producer of bleached softwood kraft pulp and wood products in British Columbia, Canada, and Northwood Panelboard Company, an oriented structural board (OSB) mill in Bemidji, Minnesota. Both are 50%-owned by Mead and Noranda Forest Inc. of Canada. Pulp from Northwood is sold throughout the world by Mead Pulp Sales. Wood products sales are managed by Noranda Forest Sales Inc.

Northwood's 1995 sales were up 10% from 1994 as higher pulp prices offset lower prices for wood products. However, Mead's share of all investees' earnings in 1995 of $39.0 million was below 1994 earnings of $59.8 million. This was primarily a result of 1994 refunds of lumber export duties related to prior years and increased wood costs in 1995. Mead's share of 1993 earnings was $18.4 million.

The increase in pulp prices which began in 1994 continued into 1995 as a result of strong worldwide economies and high demand for paper, particularly in overseas markets. Four pulp price increases in 1995 pushed prices to record high levels, up 41% from the beginning of the year, before declining in

December. Pulp demand weakened late in the fourth quarter in response to slower paper markets. World pulp markets are expected to remain soft through the first half of 1996. Wood chip costs increased 83% in 1995 due to tight supply.

After reaching record pricing and consumption levels in 1993 and 1994, lumber demand weakened during 1995, with prices declining 26% on average from the prior year. Plywood and OSB markets were very volatile. While average plywood prices were up 3% in 1995 from the prior year, OSB prices declined by 8%. Log costs also continued to escalate in 1995, increasing 28% from the prior year.

SELLING, ADMINISTRATIVE AND RESEARCH EXPENSES
---------------------------------------------

Selling, administrative and research expenses rose by 2% in 1995 compared with a 16% increase in 1994. As percentages of sales, the costs were 10.7% in 1995, 11.9% in 1994 and 11.0% in 1993. The 1995 dollar increase was primarily the result of general inflationary pressures, however, prices for Mead's products rose at a much higher rate. Also, expenses in 1994 included significant items related to costs associated with facilities consolidations and related severance, primarily at Zellerbach, the negative impact of an unusually large dollar amount of pension settlements, and other smaller matters.

Excluding the effects of these significant items in 1994, selling, administrative and research expenses increased by 6% in 1995 and by 11% in 1994. Most of the 1995 increase was attributable to higher sales-related expenses at Packaging and School and Office Products, and expenses related to new markets at those two divisions.

Apart from the more significant items impacting 1994, higher sales-related expenses at Zellerbach and Packaging, startup expenses related to new markets for Packaging, and restructuring costs at several divisions were additional reasons for the 1994 expense increase over 1993.

INTEREST AND DEBT EXPENSE
-------------------------

Due to significantly lower average interest rates and debt levels, interest and debt expense in 1995 decreased to $69 million compared with $101 million in 1994. The combination of higher average debt levels and higher interest rates in 1994 caused the increase in interest and debt expense from the 1993 level of $95 million.

                               FINANCIAL REVIEW
                               ----------------

In 1995 Mead generated strong cash flows. Additionally, proceeds from the 1994 sale of Mead's Electronic Publishing segment, Mead Data Central, were used to pay $130 million of 9% debentures and $84 million of other debt obligations and to permit the purchase of $306 million (5.8 million shares) of the company's stock in the first four months of 1995. Later in the year Mead purchased an additional $49 million (0.9 million shares) of its stock.

Mead's total debt at year-end 1995 stands at $768 million, down from $974 million at the end of 1994 and $1,366 million at the end of 1993. Mead's ratio of total debt to total capital stood at 26.2% at the end of 1995 versus 30.9% and 46.4% ratios at the end of 1994 and 1993, respectively. That ratio may change as Mead continues its 1995 announced stock buyback program and, as warranted, by borrowings for strategic opportunities.

During 1993, Mead issued $150 million ($148.8 million net of discount) of 8-1/8% debentures due in 2023 and $150 million ($148.3 million net of discount) of 7-1/8% debentures due in 2025. The proceeds were used to retire short-term borrowings previously classified as long term. Mead has a $550 million bank credit agreement which extends until August 2000.

At the end of 1995, Mead paid a fixed or capped rate on 86% of its debt and
paid a floating rate of interest on the remainder.   A change of 1% in the
floating interest rate, on an annual basis, would result in a $.04 change in net earnings per share. The estimated market value of long-term debt, excluding capitalized leases, was $36.7 million higher than the book value at the end of 1995.

Working capital at the end of 1995 amounted to $546 million compared with $807 million and $380 million, respectively, at the end of 1994 and 1993. The 1995 reduction resulted from using cash to fund the stock buyback program of early 1995. Mead's current ratios at the end of 1995, 1994 and 1993 were 1.7, 1.7 and 1.6, respectively.

Reflecting a combination of strong manufacturing operations throughout 1995 and reduced demand late in the year, Mead's inventory levels rose to $411 million in 1995, compared with $382 million in 1994 and $439 million in 1993. The 1994 reduction was due to strong product demand, especially at the end of that year. At the end of 1995, the replacement value of inventories exceeded their LIFO value by $229 million. Adjusted for LIFO, Mead's current ratio would be 1.8 at year end.

Mead has filed a shelf registration with the Securities and Exchange Commission that would permit the company to offer up to $300 million of debt securities. Up to $154 million of medium-term notes are currently authorized to be issued as a part of that registered debt offering.

Mead common stock has paid a quarterly dividend of $.28 per share since June 1995; the rate had been $.25 per share since June 1990.

CAPITAL SPENDING
----------------

Capital spending for 1995 amounted to $263 million, compared with $316 million and $306 million in 1994 and 1993, respectively. Spending in 1995 was below that of 1994. Some of the spending, originally planned for 1995, has been shifted to 1996. During 1995, the major upgrades of Mead's coated paper facilities at Escanaba, Michigan, and Chillicothe, Ohio, were completed. Most of the spending for these projects was made in 1994. Late in the second quarter of 1995, ground was broken for the $185 million expansion at Mead's Stevenson, Alabama, corrugating medium mill, with the majority of the spending expected in 1996. Also, during 1995, Mead commenced the $60 million project to rebuild the two paper machines at its Mahrt coated paperboard mill in Alabama. Completion is expected in 1997.

Mead plans capital spending in 1996 in the range of $450-550 million, including approximately $50 million for timber and timberland. Funds to finance these projects are expected to come from cash on hand at the end of 1995 and from 1996 operations, although some external borrowing may be needed.

ENVIRONMENTAL PROCEEDINGS
-------------------------

Mead has been notified by the United States Environmental Protection Agency ("USEPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at seven sites currently operated or used by Mead. Mead is also currently named a potentially responsible party ("PRP"), or has received third party requests for contributions under federal, state or local laws with respect to at least 15 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has reserves of $42 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. Expenditures in 1996 from this reserve are expected to be less than $5 million. Expenditures in 1995 from this reserve were less than $5 million.

Mead believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $45 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions were used that were less favorable to Mead among those outcomes that are considered reasonably possible.

In 1993, the USEPA issued proposed regulations under the Clean Air Act and Clean Water Act (the "Cluster Rules") intended to reduce air and water discharges of specific substances from U.S. paper and pulp mills. At present, these Cluster Rules are in the proposal stage, and are not expected to be finalized until later this year. In 1995, the USEPA issued final regulations implementing the Federal Great Lakes Critical Programs Act (the "GLI"). The GLI regulations require the Great Lakes States to develop regulatory programs for the protection and enhancement of the water quality of the Great Lakes, consistent with USEPA's promulgated guidelines. Implementation of the GLI regulations by the affected States is not expected until 1997. If the Cluster Rules are enacted in their present form and if the States implement regulations identical to the USEPA regulations under GLI, these regulations would significantly increase Mead's capital spending and operating costs over the next five years. However, Mead does not expect the Cluster Rules to be enacted as proposed in their present form. Mead has included in its capital spending plans amounts necessary to comply with the Cluster Rules in the form that Mead expects to be enacted.

EFFECTS OF INFLATION
--------------------

Inflation remained at a moderate level during 1995 and is not expected to have a significant effect in the near term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             FINANCIAL STATEMENTS
                                                                       Page
                                                                      ------
Financial Statements:
      Independent Auditors' Report.................................       28
      Statements of earnings.......................................       29
      Balance sheets...............................................    30-31
      Statements of shareowners' equity............................       32
      Statements of cash flows.....................................       33
      Notes to financial statements................................    34-56

                              SUPPLEMENTARY DATA

Selected quarterly financial data..................................       57

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
The Mead Corporation
Dayton, Ohio


We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries as of December 31, 1995 and 1994, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
January 25, 1996

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF EARNINGS
(All dollar amounts in millions, except per share amounts)


Year Ended December 31                          1995       1994       1993
----------------------                        ---------  ---------  ---------
Net sales                                     $5,179.4   $4,557.5   $4,239.0
Cost of products sold (Note E)                 4,104.0    3,805.8    3,550.7
                                              --------   --------   --------
  Gross profit                                 1,075.4      751.7      688.3

Selling, administrative and
 research expenses                               552.0      543.1      467.7
                                              --------   --------   --------
  Earnings from operations                       523.4      208.6      220.6

Other revenues (expenses) - net
  (Note J)                                        33.7      (55.1)       9.0

Interest and debt expense                        (69.4)    (101.1)     (94.6)
                                              --------   --------   --------
  Earnings from continuing
   operations before income taxes                487.7       52.4      135.0

Income taxes (Note K)                            184.2       22.6       57.7
                                              --------   --------   --------
  Earnings from continuing operations
   before equity in net earnings
   of investees                                  303.5       29.8       77.3

Equity in net earnings of
 investees (Note C)                               39.0       59.8       18.4
                                              --------   --------   --------
  Earnings from continuing operations            342.5       89.6       95.7

Discontinued operations (Note L)                   7.5      617.4       28.4
                                              --------   --------   --------
  Earnings before extraordinary item             350.0      707.0      124.1

Extraordinary item (Note F)                                 (11.3)
                                              --------   --------   --------
  Net earnings                                $  350.0   $  695.7   $  124.1
                                              ========   ========   ========
Per common and common equivalent
 share (Note A):
  Earnings from continuing operations         $   6.19   $   1.52   $   1.61
  Discontinued operations                          .14       9.87        .47
                                              --------   --------   --------
  Earnings before extraordinary item              6.33      11.39       2.08

  Extraordinary item                                         (.18)
                                              --------   --------   --------
  Net earnings                                $   6.33   $  11.21   $   2.08
                                              ========   ========   ========


See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS
(All dollar amounts in millions)

ASSETS

December 31                                          1995        1994
---------------------------------------------     ---------   ---------
Current assets:
  Cash and cash equivalents                       $   292.6   $   484.0
  Accounts receivable, less allowance for
   doubtful accounts of $26.8 in 1995 and
   $23.9 in 1994                                      585.7       606.6
  Inventories (Note B)                                410.5       382.4
  Deferred tax asset (Note K)                          29.5        64.4
  Other current assets                                 49.0       356.6
                                                  ---------   ---------
     Total current assets                           1,367.3     1,894.0

Investments and other assets:
  Investments in investees (Note C)                   141.0       108.2
  Other assets (Note D)                               500.4       546.5
                                                  ---------   ---------
                                                      641.4       654.7
Property, plant and equipment, at cost
 (Notes E, F and O):
  Land and land improvements                          130.5       130.1
  Buildings                                           524.5       539.1
  Machinery and equipment                           3,309.3     3,130.5
  Construction in progress                            120.7       138.8
                                                  ---------   ---------
                                                    4,085.0     3,938.5
  Less accumulated amortization and
   depreciation                                    (1,954.6)   (1,849.3)
                                                  ---------   ---------
                                                    2,130.4     2,089.2
  Timber and timberlands, net of timber
   depletion                                          233.7       224.7
                                                  ---------   ---------
     Property, plant and equipment, net             2,364.1     2,313.9
                                                  ---------   ---------
     Total assets                                 $ 4,372.8   $ 4,862.6
                                                  =========   =========

See notes to financial statements.

LIABILITIES AND SHAREOWNERS' EQUITY

December 31                                         1995       1994
-------------------------------------------        --------   --------
Current liabilities:
  Accounts payable:
    Trade                                         $  242.3   $  245.6
    Affiliated companies                              52.1       43.9
    Outstanding checks                                86.1       84.0
  Accrued wages                                       96.6       84.6
  Income taxes payable                                 9.0      324.7
  Taxes, other than income                            44.1       53.2
  Other current liabilities                          218.6      235.4
  Current maturities of long-term debt                73.0       16.1
                                                  --------   --------
     Total current liabilities                       821.8    1,087.5

Long-term debt (Note F)                              694.8      957.7

Commitments and contingent liabilities
 (Notes O and P)

Deferred items:
  Income tax liability (Note K)                      449.7      393.3
  Postretirement benefits (Note N)                   117.0      114.7
  Other                                              129.3      126.8
                                                  --------   --------
    Total deferred items                             696.0      634.8

Shareowners' equity (Notes H and I):
  Common shares                                      157.8      174.9
  Foreign currency translation adjustment              (.8)      (4.8)
  Net unrealized gain on securities                               3.7
  Retained earnings                                2,003.2    2,008.8
                                                  --------   --------
                                                   2,160.2    2,182.6
                                                  --------   --------
     Total liabilities and
      shareowners' equity                         $4,372.8   $4,862.6
                                                  ========   ========

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF SHAREOWNERS' EQUITY
(All dollar amounts in millions, except per share amounts; all share amounts in thousands)

                                                                             Foreign         Net
                                              Common Shares      Additional  Currency     Unrealized
                                            -----------------    Paid-In    Translation    Gain on    Retained
                                            Shares    Amount     Capital     Adjustment   Securities  Earnings
                                            -------  --------  ------------  -----------  ----------  ---------
December 31, 1992                           58,734    $175.2      $ 12.3       $ (.8)        $         $1,308.7
 Net earnings                                                                                             124.1
 Stock option activity - net                   440       1.2        13.6
 Shares issued                                  11        .1          .4
 Cash dividends - $1.00 a common share                                                                    (59.0)
 Net unrealized gain on securities                                                                          9.1
 Foreign currency translation adjustment                                                                   (6.9)
                                            ------    ------      ------       -----         ----      --------
December 31, 1993                           59,185     176.5        26.3        (7.7)         9.1       1,373.8
 Net earnings                                                                                             695.7
 Stock option activity - net                   363       1.1        12.8
 Shares issued                                  28        .1         1.2
 Shares purchased                             (927)     (2.8)      (40.3)                                  (1.3)
 Cash dividends - $1.00 a common share                                                                    (59.4)
 Change in net unrealized gain on securities                                                               (5.4)
 Foreign currency translation adjustment                                                                    2.9
                                            ------    ------      ------       -----         ----      --------
December 31, 1994                           58,649     174.9           -        (4.8)         3.7       2,008.8
 Net earnings                                                                                             350.0
 Stock option activity - net                   936       2.8        38.3
 Shares issued                                   9        .1          .4
 Shares purchased                           (6,697)    (20.0)      (38.7)                                (296.0)
 Cash dividends - $1.09 a common share                                                                    (59.6)
 Change in net unrealized gain on securities                                                               (3.7)
 Foreign currency translation adjustment                                                                    4.0
                                            ------    ------      ------       -----         ----      --------
December 31, 1995                           52,897    $157.8      $    -       $ (.8)        $  -      $2,003.2
                                            ======    ======      ======       =====         ====      ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(All dollar amounts in millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Year Ended December 31                                        1995      1994      1993
----------------------------------------------------        --------  --------  --------
Cash flows from operating activities:
 Net earnings                                               $ 350.0   $ 695.7   $ 124.1
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation, amortization and depletion of
    property, plant and equipment                             190.7     188.1     221.7
   Depreciation and amortization of other assets               46.0      37.4      32.0
   Deferred income taxes                                       89.1      (7.3)     37.5
   Investees - earnings and dividends                         (29.5)    (46.8)     (7.9)
   Discontinued operations                                     (7.5)   (617.4)    (28.4)
   Extraordinary item                                                    11.3
   Other                                                      (65.1)     47.5     (30.6)
 Change in assets and liabilities, excluding
  effects of acquisitions and dispositions:
   Accounts receivable                                         20.9    (109.4)     (1.5)
   Inventories                                                (52.7)     65.0     (18.6)
   Other current assets                                       (23.4)      3.7      19.2
   Accounts payable and accrued liabilities                  (325.8)     62.1     (41.3)
 Cash provided by (used in) discontinued operations            (5.8)     (2.9)     20.3
                                                            -------   -------   -------
     Net cash provided by operating activities                186.9     327.0     326.5
                                                            -------   -------   -------
Cash flows from investing activities:
 Capital expenditures                                        (263.0)   (315.6)   (306.1)
 Additions to equipment rented to others                      (56.0)    (49.0)    (48.0)
 Payments for acquired businesses                                       (22.0)
 Proceeds from sale of businesses                              39.8   1,500.0
 Restricted funds                                             461.0    (461.0)
 Other                                                         20.1     (18.8)     19.8
                                                            -------   -------   -------
     Net cash provided by (used in) investing activities      201.9     633.6    (334.3)
                                                            -------   -------   -------
Cash flows from financing activities:
 Additional borrowings                                          6.0     175.6     396.6
 Payments on borrowings                                      (213.5)   (572.9)   (354.2)
 Cash dividends paid                                          (59.6)    (59.4)    (59.0)
 Common shares issued                                          41.6      15.2      15.3
 Common shares purchased                                     (354.7)    (44.4)
                                                            -------   -------   -------
     Net cash (used in) financing activities                 (580.2)   (485.9)     (1.3)
                                                            -------   -------   -------
Increase (decrease) in cash and cash equivalents             (191.4)    474.7      (9.1)
Cash and cash equivalents at beginning of year                484.0       9.3      18.4
                                                            -------   -------   -------
Cash and cash equivalents at end of year                    $ 292.6   $ 484.0   $   9.3
                                                            =======   =======   =======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

A - SIGNIFICANT ACCOUNTING POLICIES

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

OTHER ASSETS. Included in other assets are goodwill and other intangibles which are being amortized using the straight-line method over their estimated useful lives of 10 to 40 years. The Company periodically reviews goodwill balances for impairment based on the expected future cash flows of the related businesses acquired.

DEPRECIATION AND DEPLETION. Depreciation, including amortization of capital leases and land improvements, is calculated using the straight-line method over the estimated useful lives of the properties. The rates used to determine timber depletion are based on projected quantities of timber available for cutting.

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

ENVIRONMENTAL LIABILITIES. The Company records accruals for environmental costs based on estimates developed in consultation with environmental consultants and legal counsel in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5. The estimated costs to be incurred in closing existing landfills, based on current environmental requirements and technologies, are accrued over the expected useful lives of the landfills.

ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported revenues and expenses during a period. Estimates and assumptions are also used in the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE. Net earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares and the dilutive effect, if any, of common share equivalents (convertible subordinated debentures and stock options) outstanding during each year. Net earnings have been adjusted by adding back interest expense (net of tax) on the debentures when dilutive. Fully diluted net earnings per share data are substantially the same as primary net earnings per share.

B - INVENTORIES

             (All dollar amounts in millions)

December 31                                   1995      1994
--------------------------------------       ------    ------

Finished and semi-finished products          $270.4    $241.0
Raw materials                                  86.9      78.9
Stores and supplies                            53.2      62.5
                                             ------    ------
                                             $410.5    $382.4
                                             ======    ======

For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $229.3 million and $183.8 million higher than reported at December 31, 1995 and 1994, respectively.

C - INVESTEES

The Company's principal investee is the 50%-owned Northwood Forest Industries Ltd., which manufactures bleached softwood kraft pulp, lumber and plywood. Under an agreement with Northwood, Mead is entitled to purchase the pulp it requires.

Total investments in investees are as follows:

            (All dollar amounts in millions)

December 31                                   1995      1994
----------------------------------------     ------    ------

Investments, at cost                         $ 25.5    $ 26.1
Foreign currency translation adjustment       (10.0)    (13.2)
Equity in undistributed net earnings          125.5      95.3
                                             ------    ------
Total investments in investees (equal to
  Mead's share of investees' equity)         $141.0    $108.2
                                             ======    ======

The summarized operating data for all investees is presented in the following table:

                   (All dollar amounts in millions)

Year Ended December 31                      1995     1994     1993
--------------------------------------     ------   ------   ------
Revenues:
  Sales to Mead                            $ 45.8   $ 38.6   $ 18.2
  Sales to other customers                  730.2    692.6    547.9
                                           ------   ------   ------
                                           $776.0   $731.2   $566.1
                                           ======   ======   ======
Gross profit                               $160.0   $215.6   $ 86.5
                                           ======   ======   ======
Net earnings                               $ 86.8   $131.1   $ 47.0
                                           ======   ======   ======
Mead's share of net earnings, after
 elimination of intercompany
 transactions and reduction for Mead's
 income taxes on partnership earnings      $ 39.0   $ 59.8   $ 18.4
                                           ======   ======   ======
Dividends and partnership
 distributions received                    $ 13.8   $ 18.9   $ 15.7
                                           ======   ======   ======

The summarized balance sheet data for all investees is as follows:

                 (All dollar amounts in millions)

December 31                                          1995       1994
--------------------------------------------       -------    -------
Current assets                                     $ 268.0    $ 226.5
Noncurrent assets                                    650.0      611.5
Current liabilities                                 (122.9)    (180.8)
Long-term debt and deferred items                   (513.1)    (440.8)
                                                   -------    -------
Shareholders' equity                               $ 282.0    $ 216.4
                                                   =======    =======

D - OTHER ASSETS

               (All dollar amounts in millions)

December 31                                               1995    1994
-----------------------------------------------------    ------  ------
Pension asset                                            $214.8  $153.4
Cash restricted for retirement of long-term
 borrowings                                                       130.0
Rental equipment (net of accumulated
 amortization of $218.3 in 1995 and $178.7
 in 1994)                                                 106.7    93.3
Goodwill and other intangibles (net of
 accumulated amortization of $37.3 in 1995
 and $34.0 in 1994)                                        77.1    80.0
Cash surrender value of life insurance, less
 policy loans of $30.4 in 1995 and $26.1 in 1994           57.9    45.1
Miscellaneous                                              43.9    44.7
                                                         ------  ------
                                                         $500.4  $546.5
                                                         ======  ======

E - PROPERTY, PLANT AND EQUIPMENT

In 1994, the Company changed the remaining estimated useful lives of certain machinery and equipment to more closely reflect the current service lives of the assets. The useful lives of this machinery and equipment increased from 16 years to 20 years. The effect of the change was to increase earnings before extraordinary item and net earnings for the year ended December 31, 1994 by $26.5 million ($.42 per share).

F - LONG-TERM DEBT

                (All dollar amounts in millions)

December 31                                                1995     1994
-----------------------------------------------------     -------  -------
Capital lease obligations                                  $131.4   $148.1
Medium-term notes, 5-2/3% to 9-7/8%,
 face amount of $86.0 in 1995 and $180.5
 in 1994, due from 1996 through 2020
 (effective rate approximately 9.4%)                         80.1    173.4
8-1/8% debentures, face amount of $150.0,
 due 2023 (effective rate approximately 8.4%)               147.6    147.5
7-1/8% debentures, face amount of $150.0,
 due 2025 (effective rate approximately 7.4%)               146.8    146.7
Variable-rate Escanaba tax-exempt bonds,
 $10.0 due in 2013 and $83.5 due in 2023,
 average effective rate approximately 3.8%                   93.5     93.5
Variable-rate Industrial Development Revenue
 Bonds, due from 2001 through 2023, average
 effective rate approximately 3.8%                           69.9     78.6
9% debentures (retired in 1995)                                      130.0
Other                                                        25.5     39.9
                                                           ------   ------
                                                           $694.8   $957.7
                                                           ======   ======

Capital lease obligations consist primarily of Industrial Revenue Bonds and Notes with an average effective rate of approximately 4.3%. The variable-rate Industrial Development Revenue Bonds and the variable-rate Escanaba tax-exempt bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rate.

A loss on extinguishment of debt, net of $6.9 million income tax benefit, is included in the 1994 statement of earnings as an extraordinary item and represents call premiums on the early retirement of debentures and the write-off of the related financing expenses.

The 8-1/8% and 7-1/8% debentures are callable by the Company at approximately 103% beginning in 2003.

The Company has an unused $550 million bank credit agreement that extends until August 2000. This agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

Maturities of long-term debt for the next five years are $73.0 million in 1996, $14.8 million in 1997, $1.2 million in 1998, $8.9 million in 1999 and
$35.5 million in 2000.

Property, plant and equipment carried at $75.9 million is pledged as collateral under the above debt (principally capital leases).

The Company has guaranteed obligations of certain affiliated operations and others totaling approximately $41.6 million at December 31, 1995. In addition, the Company has a 50% interest in a partnership with Scott Paper Company, its successors and assigns, which has borrowed $300 million under a loan agreement with The Sumitomo Bank, Limited, New York Branch, which matures in 1998. The loan, one-half of which has been guaranteed by the Company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees, however, the Company does not expect to incur losses as a result of these guarantees.

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

The risk of loss to the Company in the event of nonperformance by any counterparty under the derivative financial instrument agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

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

Selected information related to the Company's interest rate swap agreements is as follows:

                (All dollar amounts in millions)

December 31                              1995     1994
-----------------------------------     -------  -------
Notional amount                         $180.0   $130.0
                                        ======   ======

Fair value                              $ (7.4)  $(23.0)
Carrying amount                           (6.6)   (12.2)
                                        ------   ------
Net unrecognized (loss)                 $  (.8)  $(10.8)
                                        ======   ======

The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreements require premium payments to counterparties based upon a notional principal amount. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. The fair value of the interest rate cap agreements is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at year end.

Selected information related to the Company's interest rate cap agreements is as follows:

               (All dollar amounts in millions)

December 31                              1995     1994
-----------------------------------     -------  -------
Notional amount                         $200.0   $250.0
                                        ======   ======

Fair value                              $   .2   $  1.7
Carrying amount                             .9      1.7
                                        ------   ------
Net unrecognized (loss)                 $  (.7)  $   -
                                        ======   ======

The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company utilizes forward contracts which are short-term in duration (generally one month) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The major currency exposures hedged by the Company include the German mark, Canadian dollar, Dutch guilder,

French franc and British pound. The contract amount of foreign currency forwards at December 31, 1995 and 1994, is $130.7 million and $133.2 million, respectively. The carrying amount and fair value of these contracts are not significant.

The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt, excluding capital leases, was $600.1 million and $782.0 million at December 31, 1995 and 1994, respectively, and the related carrying amounts were $563.4 million and $809.6 million, respectively.

At December 31, 1995 and 1994, the Company held short-term investments which are included in cash and cash equivalents. Short-term investments are also included in restricted cash at December 31, 1994. The carrying amount of these short-term investments is a reasonable estimate of fair value.

H - SHAREOWNERS' EQUITY

The Company has authorized 300 million no par common shares.  There were
52.9 million and 58.6 million common shares outstanding at December 31, 1995 and 1994, respectively. During the second quarter of 1995, the Company completed the $350 million stock repurchase program announced in December 1994. A total of 6.7 million shares were repurchased under the program. The Company has outstanding authorization from the Board of Directors to repurchase up to an additional five million common shares of which .9 million have been repurchased as of December 31, 1995. A total of
13.0 million and 6.3 million common shares were held in treasury at December 31, 1995 and 1994, respectively.

Each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately ten days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company (or, in some cases, a potential acquiring company) or other property having a value of $180 for $90, the initial exercise price. The rights expire in 1996 and are presently redeemable at $.025 per right. At December 31, 1995, there were 73.4 million common shares reserved for issuance under this plan.

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

A Restricted Stock Plan provides for the issuance of restricted common shares to certain selected employees and to directors who are not officers or employees of the Company. As of December 31, 1995, 41,000 common shares are issued and outstanding under the plan. There were 404,000 common shares reserved for issuance under this plan at December 31, 1995.

The Company has preferred shares authorized but unissued as follows:
61,500 undesignated cumulative preferred, par value $100; 20 million undesignated voting cumulative preferred, without par value; 20 million cumulative preferred, without par value; and 295,540 cumulative second preferred, par value $50.

At December 31, 1995, undistributed net earnings of investees and partially-owned foreign affiliates of $126.5 million are included in retained earnings. At December 31, 1995, there is $1.4 billion available for common dividends which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

I - STOCK OPTIONS AND RIGHTS

Officers and key employees have been granted stock options under various plans. Options as to 1.3 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the Company's stock on the date of the grant. The options and rights have a maximum term of ten years and vest after one year. There are 4.2 million common shares reserved for issuance under these plans.

The following summarizes the Company's stock option plans and the status of the plans:

(All share amounts in thousands)            Shares    Option Price
------------------------------------       --------  --------------
Outstanding as of December 31, 1992        2,762.4   $16.94 -$46.50
Granted                                      721.3    41.63 - 43.56
Exercised                                   (459.4)   16.94 - 41.50
Canceled                                     (33.1)   26.63 - 43.50
                                           -------   --------------
Outstanding as of December 31, 1993        2,991.2    16.94 - 46.50
Granted                                      935.1    44.00 - 49.69
Exercised                                   (377.9)   16.94 - 43.50
Canceled                                     (32.5)   36.63 - 44.69
                                           -------   --------------
Outstanding as of December 31, 1994        3,515.9    21.75 - 49.69
Granted                                      720.9    54.38 - 56.50
Exercised                                   (959.4)   21.75 - 46.50
Canceled                                     (13.4)   43.50 - 54.38
                                           -------   --------------
Outstanding as of December 31, 1995        3,264.0   $23.94 -$56.50
                                           =======   ==============
Exercisable as of December 31, 1995        2,565.6   $23.94 -$49.69
                                           =======   ==============

The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue measuring compensation cost in accordance with APB Opinion No. 25 and will adopt the additional disclosure requirements of SFAS No. 123 in 1996.

J - OTHER REVENUES (EXPENSES) - NET

               (All dollar amounts in millions)

Year Ended December 31                             1995    1994    1993
----------------------------------------          ------  -------  -----
Investment income                                  $18.1  $  6.5   $ 1.8
Provision for (loss) on sale of facility                   (60.0)
Other                                               15.6    (1.6)    7.2
                                                   -----  ------   -----
                                                   $33.7  $(55.1)  $ 9.0
                                                   =====  ======   =====

In 1994, the Company recorded a charge to earnings to reflect the estimated loss on sale of its Kingsport, Tennessee, facility. The Company completed the sale of the facility in the second quarter of 1995 with no additional charges recorded.

The Company incurred a $12.1 million loss in 1994 on derivatives used to manage the Company's exposure to interest rate risks, including the termination of certain leveraged interest rate options entered into in conjunction with swap transactions.

K - INCOME TAXES

The principal current and non-current deferred tax assets and (liabilities) are as follows:

                  (All dollar amounts in millions)

Year Ended December 31                                1995      1994
-----------------------------------------------     --------  --------

Deferred tax liabilities:
  Accelerated depreciation for tax purposes         $(396.9)  $(333.6)
  Nontaxable pension asset                            (81.1)    (58.7)
  Deferred installment gain                           (47.5)    (47.5)
  Other                                               (63.2)    (89.6)
                                                    -------   -------
                                                     (588.7)   (529.4)
                                                    -------   -------
Deferred tax assets:
  Compensation and fringe benefits accruals            42.4      48.5
  Postretirement benefit accrual                       43.8      42.0
  Loss provisions and other expenses not
   currently deductible                                51.2      74.7
  Other                                                31.1      35.3
                                                    -------   -------
                                                      168.5     200.5
                                                    -------   -------
    Net deferred liability                          $(420.2)  $(328.9)
                                                    =======   =======
Included in the balance sheets:
  Current assets - deferred tax asset               $  29.5   $  64.4
  Deferred items - income tax liability              (449.7)   (393.3)
                                                    -------   -------
    Net deferred liability                          $(420.2)  $(328.9)
                                                    =======   =======

The significant components of income tax expense are as follows:

                        (All dollar amounts in millions)

Year Ended December 31                        1995      1994     1993
------------------------------------         -------  --------  -------
Currently payable:
 Federal                                      $86.3   $ 358.0   $ 46.1
 State and local                                6.9      17.0      3.3
 Foreign                                        8.5       5.2      3.2
                                              -----   -------   ------
                                              101.7     380.2     52.6
Change in deferred income taxes                91.3      61.7     30.6
                                              -----   -------   ------
                                              193.0     441.9     83.2
Allocation to partnership earnings             (4.3)     (5.9)    (5.1)
Allocation to discontinued operations          (4.5)   (420.3)   (20.4)
Allocation to extraordinary item                          6.9
                                             ------   -------   ------
                                             $184.2   $  22.6   $ 57.7
                                             ======   =======   ======

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

                    (All dollar amounts in millions)

Year Ended December 31                        1995      1994     1993
--------------------------------------       -------  --------  -------
Federal taxes computed at statutory
 rate of 35%                                  $170.7    $18.4     $47.2
State and local income taxes, net of
 federal benefit                                12.9       .2       1.1
Effect of increase in federal income
 tax rate as of January 1, 1993                                     7.3
Impact of additional taxes related to
 foreign operations                              3.2      3.8       1.0
Other                                           (2.6)      .2       1.1
                                              ------    -----     -----
Income taxes                                  $184.2    $22.6     $57.7
                                              ======    =====     =====
Effective tax rate                              37.8%    43.1%     42.7%
                                              ======    =====     =====

At December 31, 1995, no domestic income taxes have been provided on Mead's share of the undistributed net earnings of corporate investees and overseas operations. Those earnings totaled $247.2 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $20.0 million at December 31, 1995.

L - Discontinued Operations

                 (All dollar amounts in millions)

Year Ended December 31                         1995    1994    1993
---------------------------------------        -----  ------  ------
Earnings from operations of Electronic
 Publishing segment, net of income
 taxes of $27.8 and $20.4                      $      $ 37.9   $28.4
Gain on sale of Electronic Publishing
 segment, net of income tax of $4.5
 and $420.2                                      7.5   628.8
Provision for loss in Insurance
 operations, net of income tax
 benefit of $18.2                                      (33.8)
Provision for losses in Industrial
 Manufacturing segment, net of
 income tax benefit of $9.5                            (15.5)
                                               -----  ------  ------
Discontinued operations                        $ 7.5  $617.4   $28.4
                                               =====  ======  ======

In December 1994, the Company sold its Electronic Publishing segment (Mead Data Central) for $1.5 billion in cash. The additional gain on sale recognized in the fourth quarter of 1995 resulted primarily from the adjustment of certain items related to this sale. Revenues of the Electronic Publishing segment were $565.2 million for the period January 1, 1994 through November 30, 1994, and $551.3 million for the year ended December 31, 1993.

In 1986, the Company adopted a plan to discontinue the insurance business which had been conducted through its wholly-owned insurance subsidiaries and wrote off its investment. These subsidiaries were put in a "runoff" position whereby they ceased underwriting activities but continued to settle claims. The remaining unsettled insurance claims are long term in nature and, as such, the amounts ultimately paid may vary significantly from current estimates. During the fourth quarter of 1994, the Company revised its runoff strategy in view of the long-term nature of the payout for claim settlements and sold one subsidiary and settled a significant portion of the outstanding claims liability. The revised strategy includes the disposition of the remaining insurance operations in the near term. In the event that the Company is unable to complete the disposition of such operations, it will continue the runoff strategy. Management believes adequate reserves have been established, however, upon final resolution, actual results may differ from that which has been recorded. The net liabilities of the insurance operations at December 31, 1995, include total assets of $78.2 million, primarily investments, and liabilities of $123.0 million, primarily claims reserves.

The provision for losses in 1994 in the previously discontinued Industrial Manufacturing segment is a result of environmental liabilities. Late in 1994, the U.S. Court of Appeals for the Third Circuit reversed the opinion of a District Court which had found the Company not responsible to the current owners for environmental liabilities at a former plant. At another former plant, the Company was named, in the fourth quarter of 1994, a potentially responsible party with regard to alleged contamination of a nearby creek.

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

Summary information on the Company's funded plans is as follows:

                 (All dollar amounts in millions)

December 31                                            1995      1994
------------------------------------------------     --------  --------
Financial status of plans:
  Plan assets at fair value (primarily common
   stocks and fixed income securities)               $ 874.1   $ 695.5
  Actuarial present value of accumulated
   benefit obligation:
    Vested                                            (563.6)   (468.6)
    Non-vested                                         (47.5)    (40.2)
  Estimated effect of future salary increases
   at 1% over expected inflation                       (61.3)    (47.2)
                                                     -------   -------
  Projected benefit obligation                        (672.4)   (556.0)
                                                     -------   -------
  Plan assets in excess of projected
   benefit obligation                                  201.7     139.5
Reconciliation of financial status of plans to
 amounts recorded in Mead's balance sheets:
  Unamortized plan assets in excess of plan
   liabilities (overfunding) at January 1,
   1986 - to be recognized as a reduction of
   future years' pension expense                       (48.9)    (57.1)
  Unrecorded effect of net loss arising
   from differences between actuarial assumptions
   used to determine periodic pension expense
   and actual experience                                50.2      58.3
  Unamortized prior service cost                        11.8      12.7
                                                     -------   -------
Pension asset                                        $ 214.8   $ 153.4
                                                     =======   =======
Benefit obligation discount rate                        7.25%      8.5%
                                                     =======   =======

The projected benefit obligation for the Company's two unfunded plans was $25.0 million and $16.8 million at December 31, 1995 and 1994, respectively, of which $17.3 million and $13.1 million represent the accumulated benefit obligation. Of the projected benefit obligation, $16.3 million and $9.2 million at December 31, 1995 and 1994, respectively, is subject to later amortization. Unfunded accrued pension cost is $8.7 million and $7.6 million at December 31, 1995 and 1994, respectively.

The components of net pension (income) expense for all plans are as follows:

               (All dollar amounts in millions)

Year Ended December 31                    1995     1994      1993
------------------------------------    --------  -------  --------
Service cost, benefits earned
 during the year                        $  15.5   $ 22.7   $  19.8
Interest cost on projected benefit
 obligation                                46.4     48.7      46.8
Actual return on plan assets             (181.2)   (10.0)   (103.8)
Net amortization and deferral             114.4    (52.0)     23.9
                                        -------   ------   -------
Net pension (income) expense               (4.9)     9.4     (13.3)
Less - net pension expense allocated
 to discontinued operations                          3.9       3.2
                                        -------   ------   -------
Net pension (income) expense -
 continuing operations                  $  (4.9)  $  5.5   $ (16.5)
                                        =======   ======   =======

The expected long-term rate of return on plan assets used in determining net pension income was 9.0% in 1995, 9.5% in 1994 and 10.0% in 1993. Included in net pension (income) expense for 1994 is a charge of $11.5 million, recorded in accordance with SFAS No. 88, as a result of significant settlements of pension liabilities.

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

Summary information on the Company's plans is as follows:

                   (All dollar amounts in millions)

December 31                                            1995      1994
------------------------------------------------     --------  --------
Financial status of plans:
  Accumulated postretirement benefit obligation:
    Retirees                                         $ (69.5)  $ (69.2)
    Fully eligible, active plan participants           (23.8)    (30.0)
    Other active plan participants                     (39.8)    (41.4)
                                                     -------   -------
                                                      (133.1)   (140.6)
  Less plan assets at fair value                         8.5       8.0
                                                     -------   -------
  Accumulated postretirement benefit obligation
   in excess of plan assets                           (124.6)   (132.6)

Reconciliation of financial status of plans to
 amounts recorded in Mead's balance sheets -
  Unrecorded effect of net loss arising from
   differences between actuarial assumptions used
   to determine periodic postretirement benefit
   expense and actual experience                         7.6      17.9
                                                     -------   -------
Accrued postretirement benefit cost                  $(117.0)  $(114.7)
                                                     =======   =======
Benefit obligation discount rate                        7.25%      8.5%
                                                     =======   =======

The components of net periodic postretirement benefit cost are as follows:

                    (All dollar amounts in millions)

Year Ended December 31                              1995    1994    1993
------------------------------------------------   ------  ------  ------
Service cost, benefits attributed to
 employee service during the year                  $ 2.3   $ 3.9   $ 3.1
Interest cost on accumulated
 postretirement benefit obligation                   9.6    11.2     9.5
Actual return on plan assets                        (1.1)    (.7)   (1.1)
Net amortization and deferral                         .5     1.7      .1
                                                   -----   -----   -----
Net periodic postretirement benefit cost            11.3    16.1    11.6
Less - net periodic postretirement benefit
 cost allocated to discontinued operations                    .8      .7
                                                   -----   -----   -----
Net periodic postretirement benefit cost -
 continuing operations                             $11.3   $15.3   $10.9
                                                   =====   =====   =====

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12% in 1995, 13% in 1994 and 14% in 1993, declining by 1% per year to an ultimate rate of 6%.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1995, would be increased by 9%. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 would be an increase of 11%.

O - LEASES

At December 31, 1995, future minimum annual rental commitments under noncancelable lease obligations are as follows:

               (All dollar amounts in millions)

                                               Capital   Operating
                                                Leases    Leases
                                               --------  --------
Year Ending December 31:
     1996                                       $  5.3     $ 31.1
     1997                                          5.2       25.9
     1998                                          5.2       20.2
     1999                                          5.4       14.8
     2000                                          5.4       12.0
     Later years through 2028                    205.0       62.1
                                                ------     ------
Total minimum lease payments                     231.5     $166.1
                                                           ======
Less amount representing interest                (99.6)
                                                ------
Present value of net minimum lease payments      131.9

Less current maturities of capital lease
 obligations                                       (.5)
                                                ------
Capital lease obligations                       $131.4
                                                ======

Capital leases are for manufacturing facilities, equipment and warehouse and office space. Capital lease property included in property, plant and equipment is as follows:

               (All dollar amounts in millions)

December 31                                     1995        1994
---------------------------------------        -------     ------
Land and buildings                             $  5.2      $ 34.8
Machinery and equipment                         138.6       140.7
                                               ------      ------
                                                143.8       175.5
Less accumulated amortization                   (68.3)      (84.6)
                                               ------      ------
                                               $ 75.5      $ 90.9
                                               ======      ======

The majority of rent expense is for operating leases which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $49.3 million, $52.8 million and $48.5 million in 1995, 1994 and 1993, respectively.

P - LITIGATION AND OTHER PROCEEDINGS

The Company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The Company has also been identified as a potentially responsible party in at least 22 environmental proceedings. It is not possible to determine the ultimate liability, if any, in all these matters. The Company has established reserves of $42 million relating to environmental liabilities, including those related to discontinued operations, which it believes are probable and reasonably estimable. The Company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $45 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions were used that were less favorable to the Company among those outcomes that are considered reasonably possible. Expenditures in 1996 relating to these environmental liabilities are expected to be less than $5 million. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition or results of operations of the Company.

Q - ADDITIONAL INFORMATION ON CASH FLOWS

                      (All dollar amounts in millions)

Year Ended December 31                           1995     1994     1993
-------------------------------------------     ------   ------   ------
Cash paid during the year for:
  Interest                                      $ 69.4    $98.4    $87.8
    Less amount capitalized                       (2.0)    (5.7)    (2.6)
                                                ------    -----    -----
    Interest, net of amount capitalized         $ 67.4    $92.7    $85.2
                                                ======    =====    =====
  Income taxes                                  $417.4    $59.5    $33.6
                                                ======    =====    =====

R - INDUSTRY SEGMENTS

The Company classifies its businesses into three industry segments. A comparison of the operations of the Company's businesses based on sales, earnings from continuing operations before income taxes and identifiable assets is shown below. The PAPER operations manufacture and sell printing, writing, carbonless copy, publishing and specialty paper primarily to domestic publishers, printers and converters. The PACKAGING AND PAPERBOARD operations manufacture and sell beverage and food packaging materials, corrugated shipping containers and paperboard to those markets primarily located in the United States with other operations conducted in Europe, Latin America and the Pacific Rim. The DISTRIBUTION AND SCHOOL AND OFFICE PRODUCTS operations are predominantly domestic and market a full line of paper products to users of printing papers, industrial supplies and packaging materials. These operations also manufacture and distribute school and office paper related products to retailers.

                   (All dollar amounts in millions)

                                                                 Sales (1)
                                     --------------------------------------------------------------
Year Ended December 31                       1995                   1994               1993
--------------------------------     ---------------------  ------------------- -------------------
                                      Unaffil-    Inter-    Unaffil-   Inter-    Unaffil-   Inter-
                                       iated      segment     iated    segment    iated     segment
                                     ---------   --------   --------   -------   --------   -------
Industry segments:
 Paper                               $1,243.3   $  217.7   $1,156.8   $ 206.4   $1,111.4  $$ 169.0
 Packaging and Paperboard             1,428.8        7.0    1,254.5       8.3    1,156.9       9.2
 Distribution and School
  and Office Products                 2,507.3        9.3    2,146.2      10.3    1,970.7       9.1
Intersegment elimination                          (234.0)              (225.0)              (187.3)
                                     --------              --------             --------
 Total                               $5,179.4              $4,557.5             $4,239.0
                                     ========              ========             ========

                                            Earnings from
                                         Continuing Operations                Depreciation,
                                     Before Income Taxes (2)(3)(4)    Depletion and Amortization
                                     ------------------------------   --------------------------
Year Ended December 31                 1995       1994       1993      1995       1994     1993
--------------------------------     --------   --------   --------   -------   --------  -------
Industry segments:
 Paper                               $  330.8   $   72.0   $  101.9   $  72.3   $   69.6  $  94.2
 Packaging and Paperboard               184.9      123.8      132.8     139.4      131.9    134.4
 Distribution and School
  and Office Products                    77.3       20.5       38.4      13.0       12.9     12.0
Corporate and other                    (105.3)    (163.9)    (138.1)     12.0       11.1     13.1
                                     --------   --------   --------   -------   --------  -------
 Total                               $  487.7   $   52.4   $  135.0   $ 236.7   $  225.5  $ 253.7
                                     ========   ========   ========   =======   ========  =======

                                                                         Capital Expenditures
                                         Identifiable Assets (5)      (Including Capital Leases)
                                     ------------------------------   ---------------------------
Year Ended December 31                 1995       1994       1993      1995       1994     1993
                                     --------   --------   --------   -------   --------  -------
Industry segments:
 Paper                               $1,425.6   $1,432.1   $1,345.7   $  73.7   $  175.7  $ 158.6
 Packaging and Paperboard             1,631.6    1,457.9    1,405.7     165.0      111.8    114.6
 Distribution and School
  and Office Products                   471.0      541.9      510.2       8.3        8.0     22.6
Intersegment elimination                (21.7)     (29.5)     (17.8)
Corporate and other                     866.3    1,460.2      829.5      16.0       20.1     10.3
                                     --------   --------   --------   -------   --------  -------
     Total                           $4,372.8   $4,862.6   $4,073.3   $ 263.0   $  315.6  $ 306.1
                                     ========   ========   ========   =======   ========  =======

(1) Intersegment sales are made at substantially the same prices and on the same terms as to unaffiliated customers.

(2) The earnings from continuing operations before income taxes includes the effect of the change in the depreciable lives of certain paper mill equipment (Paper - $28.7, Packaging and Paperboard - $14.0) in 1994.

(3) Earnings from continuing operations before income taxes in 1994 include the provision for loss on the sale of a facility, costs of severance and closing costs for certain warehouses and office facilities and costs of pension settlements. The effect of the above charges by segment is Paper - $65.9, Packaging and Paperboard - $6.9, Distribution and School and Office Products - $17.3 and Corporate and other - $2.7.

(4) Earnings from continuing operations before income taxes for "Corporate and other" includes the following:

     Year Ended December 31          1995      1994      1993
     ---------------------------    -------   -------   -------
     Other revenues                 $  25.9   $  (2.5)  $   3.7
     Interest expense                 (69.4)   (101.1)    (94.6)
     Other expenses                   (61.8)    (60.3)    (47.2)
                                    -------   -------   -------
                                    $(105.3)  $(163.9)  $(138.1)
                                    =======   =======   =======

(5) The assets of "Corporate and other" consist primarily of cash and cash equivalents, property, plant and equipment, investments in investees and net assets of discontinued operations.

S - 1994 FOURTH QUARTER OPERATIONS (UNAUDITED)

During the fourth quarter of 1994, the Company recorded several significant transactions, including the sale of the Electronic Publishing segment, a charge for additional losses in its discontinued insurance operations and a provision for environmental remediation costs at two sites formerly part of Mead's previously discontinued Industrial Manufacturing segment (Note L).

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(All dollar amounts in millions, except per share data)

                            1st Qtr.  2nd Qtr.  3rd Qtr.    4th Qtr.      Year
                            --------  --------  --------    --------    --------
Net sales:
     1995                   $1,240.8  $1,442.2  $1,352.4    $1,144.0    $5,179.4
     1994                    1,007.6   1,165.9   1,208.2     1,175.8     4,557.5
     1993                    1,005.5   1,130.8   1,120.9       981.8     4,239.0
Gross profit:
     1995                      221.9     312.2     299.1       242.2     1,075.4
     1994                      162.5     204.3     201.6       183.3       751.7
     1993                      164.4     196.7     175.2       152.0       688.3
Earnings (loss) from
 continuing operations:
     1995                       61.7     102.2     104.5        74.1       342.5
     1994                       15.9      44.7      41.6       (12.6)       89.6
     1993                       22.3      42.3      19.1        12.0        95.7
Earnings before
 extraordinary item:
     1995                       61.7     102.2     104.5        81.6       350.0
     1994                       27.6      52.4      53.2       573.8       707.0
     1993                       25.6      47.2      30.0        21.3       124.1
Net earnings:
     1995                       61.7     102.2     104.5        81.6       350.0
     1994                       27.6      52.4      53.2       562.5       695.7
     1993                       25.6      47.2      30.0        21.3       124.1
Per common and common
 equivalent share:(1)
   Earnings (loss) from
    continuing operations:
     1995                       1.07      1.87      1.91        1.37        6.19
     1994                        .27       .74       .68        (.18)       1.52
     1993                        .38       .70       .32         .20        1.61
   Earnings before
    extraordinary item:
     1995                       1.07      1.87      1.91        1.51        6.33
     1994                        .46       .86       .87        9.18       11.39
     1993                        .43       .78       .50         .36        2.08
   Net earnings:
     1995                       1.07      1.87      1.91        1.51        6.33
     1994                        .46       .86       .87        9.00 (2)   11.21
     1993                        .43       .78       .50 (3)     .36        2.08
Cash dividends per common
 share:
     1995                        .25       .28       .28         .28        1.09
     1994                        .25       .25       .25         .25        1.00
     1993                        .25       .25       .25         .25        1.00

(1) The number of shares used in the calculation of per share data varies from period to period since stock options and convertible debentures are included in the calculations only for the periods in which they are dilutive; therefore, the sum of individual quarterly earnings per share may not equal the annual computation.

(2) Includes a charge of $.92 per share related to asset impairments, restructuring and related severance charges, pension settlement charges; a $.15 per share gain on refund of countervailing duties; a gain of $10.04 per share on sale of Mead Data Central; a $.79 per share charge related to discontinued insurance operations and environmental matters; and, a charge of $.18 per share for extinguishment of debt.

(3) Includes $.12 per share charge related to the revaluation of deferred income taxes at January 1, 1993, resulting from 1993 income tax legislation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information pursuant to this item is incorporated herein by reference to pages 3 through 5, 21 and 22 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 14, 1996. Information concerning executive officers is also included in Part I of this report following Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     Information pursuant to this item is incorporated herein by reference to pages 9 through 22 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 10 through 13 and the "Performance Graph" on page 19), definitive copies of which were filed with the Commission on March 14, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pursuant to this item is incorporated herein by reference to pages 9 and 10 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 14, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pursuant to this item is incorporated herein by reference to pages 21 and 22 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 14, 1996.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  1. FINANCIAL STATEMENTS

          The financial statements of The Mead Corporation and consolidated subsidiaries are included in Part II, Item 8.

          2. Financial Statement Schedule

                                                                      Page
                                                                      ----
          Schedule II --Valuation and Qualified Accounts............   68

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

(4)  Instruments defining the rights of security holders, including indentures:

          (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks (incorporated by reference to Exhibit (4)(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989); Amendment No. 1 thereto dated as of November 30, 1991 (incorporated by reference to Exhibit (4)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991); Amendment No. 2 thereto dated as of May 1, 1994 (incorporated by reference to Exhibit
     (10)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994); and Amendment No. 3 thereto dated as of August 31, 1995 (incorporated by reference to Exhibit (4)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended October 1,
     1995).

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

          (xv) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, Vincent L. Gregory, Jr., William E. Hoglund, James G. Kaiser, John A. Krol, Susan J. Kropf, Steven C. Mason, Charles S. Mechem, Jr., Paul F. Miller, Jr., William S. Shanahan, Thomas B. Stanley, Jr. and Lee J. Styslinger, Jr. (incorporated herein by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

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

         (xxiv) The "Direction 2000" Executive Incentive Plan, dated April 21, 1993 (incorporated by reference to Exhibit 10(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 4, 1993), amended for 1994 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994), amended for 1995 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 1995).

         (xxv) Mead Management Incentive Plan for 1994 (incorporated by reference to Exhibit (10)(i) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 3, 1994), amended for 1995 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 1995).

         (xxvi)  Form of Mead Executive Capital Accumulation Plan
     effective   January 1, 1995 (incorporated by reference to Exhibit
     (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 1995.)

(11) Statement re Computation of per Share Earnings.

(12) Statements re Computation of Ratios.

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Auditors.

(27) Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     No current reports on Form 8-K were filed during 1995.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE MEAD CORPORATION


Date:   February 22, 1996  By  STEVEN C. MASON
                             ----------------------------------
                                       Steven C. Mason
                                Chairman of the Board, President
                                  and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:   February 22, 1996  By   STEVEN C. MASON
                             ----------------------------------
                                       Steven C. Mason
                                Director, Chairman of the Board,
                             President and Chief Executive Officer



Date:   February 22, 1996  By  WILLIAM R. GRABER
                             ----------------------------------
                                      William R. Graber
                                  Vice President and Chief
                                Financial Officer (principal
                                     financial officer)



Date:   February 22, 1996  By  GREGORY T. GESWEIN
                             ----------------------------------
                                    Gregory T. Geswein
                                  Controller (principal
                                   accounting officer)


Date:   February 22, 1996  By  JOHN C. BOGLE
                             ----------------------------------
                                       John C. Bogle
                                          Director

Date:   February 22, 1996  By   JOHN G. BREEN
                             ----------------------------------
                                       John G. Breen
                                          Director


Date:   February 22, 1996  By  WILLIAM E. HOGLUND
                             ----------------------------------
                                     William E. Hoglund
                                          Director


Date:   February 22, 1996  By  JAMES G. KAISER
                             ----------------------------------
                                      James G. Kaiser
                                          Director



Date:   February 22, 1996  By   JOHN A. KROL
                             ----------------------------------
                                       John A. Krol
                                         Director


Date:   February 22, 1996  By  SUSAN J. KROPF
                             ----------------------------------
                                      Susan J. Kropf
                                         Director



Date:   February 22, 1996  By   CHARLES S. MECHEM
                             ----------------------------------
                                   Charles S. Mechem, Jr.
                                         Director


Date:   February 22, 1996  By   PAUL F. MILLER, JR.
                             ----------------------------------
                                     Paul F. Miller, Jr.
                                          Director



Date:   February 22, 1996  By  WILLIAM S. SHANAHAN
                             ----------------------------------
                                    William S. Shanahan
                                         Director

Date:   February 22, 1996  By  THOMAS B. STANLEY, JR.
                             ----------------------------------
                                    Thomas B. Stanley, Jr.
                                          Director


Date:   February 22, 1996  By  LEE J. STYSLINGER, JR.
                             ----------------------------------
                                    Lee J. Styslinger, Jr.
                                          Director

               THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES



                         SCHEDULE FURNISHED PURSUANT TO
                           REQUIREMENTS OF FORM 10-K



                  Years Ended December 31, 1995, 1994 and 1993

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in millions)





     Column A                      Column B          Column C        Column D    Column E
--------------------------------  ----------    ------------------  ----------  ----------
                                                    Additions
                                              --------------------


                                               Charged    Charged                 Balance
                                   Balance at     to     to Other                   at
                                   Beginning   Costs &   Accounts-   Deductions-  End of
Description                        of Period   Expenses  Describe    Describe     Period
-------------------------------    ----------  --------  --------  -------------  --------
Year Ended December 31, 1995:
Allowance for doubtful accounts    $     23.9  $   10.2  $    -0-  $    7.3  (A)   $  26.8
                                   ==========  ========  ========  ========        =======
Accumulated amortization of
  goodwill and other intangibles   $     34.0  $    3.3  $    -0-  $    -0-        $  37.3
                                   ==========  ========  ========  ========        =======

Reserve for asset impairment       $     60.0  $    -0-  $    -0-  $   60.0  (B)   $   -0-
                                   ==========  ========  ========  ========        =======

Year Ended December 31, 1994:
Allowance for doubtful accounts    $     22.5  $    8.9  $    -0-  $    7.5  (A)   $  23.9
                                   ==========  ========  ========  ========        =======

Accumulated amortization of
  goodwill and other intangibles   $     31.0  $    3.0  $    -0-  $    -0-        $  34.0
                                   ==========  ========  ========  ========        =======

Reserve for asset impairment       $      -0-  $   60.0  $    -0-  $    -0-        $  60.0
                                   ==========  ========  ========  ========        =======

Year Ended December 31, 1993:
Allowance for doubtful accounts    $     22.6  $   10.8  $    -0-  $   10.9  (A)   $  22.5
                                   ==========  ========  ========  ========        =======
Accumulated amortization of
  goodwill and other intangibles   $     28.1  $    2.9  $    -0-  $    -0-        $  31.0
                                   ==========  ========  ========  ========        =======


(A)  Accounts charged off, net of recoveries.

(B)  Reserve of sold business.

                              THE MEAD CORPORATION



                      EXHIBITS TO FORM 10-K ANNUAL REPORT



                      FOR THE YEAR ENDED DECEMBER 31, 1995