Form 10-Q
period 1996-03-31
MEAD CORP
filed 1996-05-13
CIK 64394

================================================================================

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                      FORM 10-Q

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 1996


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



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __ .

  The number of Common Shares outstanding at March 31, 1996 was 52,722,826.

===============================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                  QUARTERLY PERIOD ENDED MARCH 31, 1996
                  -------------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
BALANCE SHEETS
- --------------
(All dollar amounts in millions)
                                             March 31,    Dec. 31,
                                               1996         1995
                                             --------    --------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                  $  137.8    $  292.6
  Accounts receivable                           516.2       585.7
  Inventories                                   524.2       410.5
  Other current assets                           92.8        78.5
                                             --------    --------
          Total current assets                1,271.0     1,367.3

Investments and other assets:
  Investees                                     134.8       141.0
  Other assets                                  543.2       500.4
                                             --------    --------
                                                678.0       641.4

Property, plant and equipment                 4,377.9     4,318.7
Less accumulated depreciation and
 amortization                                (1,993.9)   (1,954.6)
                                             --------    --------
                                              2,384.0     2,364.1
                                             --------    --------
          Total assets                       $4,333.0    $4,372.8
                                             ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Current liabilities:
  Accounts payable                           $  299.5    $  380.5
  Accrued liabilities                           332.1       359.3
  Income taxes payable                           16.9         9.0
  Current maturities of long-term debt           73.7        73.0
                                             --------    --------
          Total current liabilities             722.2       821.8

Long-term debt                                  726.0       694.8
Commitments and contingent liabilities
Deferred items                                  714.1       696.0

Shareowners' equity:
  Common shares                                 157.3       157.8
  Additional paid-in capital                      2.1
  Foreign currency translation adjustment        (1.2)        (.8)
  Retained earnings                           2,012.5     2,003.2
                                             --------    --------
                                              2,170.7     2,160.2
                                             --------    --------
          Total liabilities and
           shareowners' equity               $4,333.0    $4,372.8
                                             ========    ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF EARNINGS
- ----------------------
 (All dollar amounts in millions, except per share amounts)

                                          First Quarter Ended
                                          --------------------
                                          March 31,   April 2,
                                            1996        1995
                                          --------    --------
Net sales                                 $1,067.2    $1,240.8
Cost of products sold                        863.2     1,018.9
                                          --------    --------
  Gross profit                               204.0       221.9

Selling, and administrative expenses         134.9       136.7
                                          --------    --------
  Earnings from operations                    69.1        85.2

Other revenues - net                           6.3        13.4
Interest and debt expense                    (14.7)      (18.3)
                                          --------    --------
  Earnings from continuing operations
   before income taxes                        60.7        80.3

Income taxes                                  22.5        30.6
                                          --------    --------
  Earnings from continuing operations
   before equity in net earnings (loss)
   of investees                               38.2        49.7

Equity in net earnings (loss)
 of investees                                 (7.3)       12.0
                                          --------    --------
  Earnings from continuing operations         30.9        61.7

Discontinued operations                        5.4
                                          --------    --------
  Net earnings                            $   36.3    $   61.7
                                          ========    ========
Per common and common equivalent share:
  Earnings from continuing operations        $ .58       $1.07
  Discontinued operations                      .10
                                             -----       -----
  Net earnings                               $ .68       $1.07
                                             =====       =====

Cash dividends per common share              $ .28       $ .25
                                             =====       =====
Average common and common equivalent
 shares outstanding (millions)                53.5        57.7
                                             =====       =====

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF CASH FLOWS
- ------------------------
(All dollar amounts in millions)

                                                          First Quarter Ended
                                                         -------------------
                                                          March 31,  April2,
                                                            1996      1995
                                                           -------   ------
Cash flows from operating activities:

  Net earnings                                             $ 36.3    $61.7
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                           49.2     49.0
    Depreciation and amortization of other assets            12.9     10.9
    Deferred income taxes                                     7.1     13.3
    Investees-earnings and dividends                          6.8    (13.0)
    Discontinued operations                                  (5.4)
    Other                                                    (8.7)    (9.8)
    Change in assets and liabilities:
      Accounts receivable                                    69.5    (37.7)
      Inventories                                          (113.7)   (60.0)
      Other current assets                                  (13.4)   (12.3)
      Accounts payable and accrued liabilities             (103.6)  (344.8)
  Cash (used in) discontinued operations                     (1.2)     (.9)
                                                           ------   ------
      Net cash (used in) operating activities               (64.2)  (343.6)
                                                           ------   ------
Cash flows from investing activities:
      Capital expenditures                                  (77.6)   (54.4)
    Additions to equipment rented to others                 (13.0)   (15.1)
    Restricted funds                                                 461.0
     Proceeds from sale of business                          19.6
      Other                                                 (25.8)    (1.9)
                                                             ------   ------
      Net cash provided by (used in) investing activities   (96.8)   389.6
                                                            ------   ------

Cash flows from financing activities:

  Additional borrowings                                      32.8

  Payments on borrowings                                     (1.2)  (144.9)
  Cash dividends paid                                       (14.8)  (14.5)
  Common shares issued                                        2.3    15.8
  Common shares purchased                                   (12.9) (241.5)
                                                           ------   ------
      Net cash provided by (used in) financing activities     6.2  (385.1)
                                                           ------   ------
(Decrease) in cash and cash equivalents                    (154.8) (339.1)
Cash and cash equivalents at beginning of year              292.6   484.0
                                                           ------   ------
Cash and cash equivalents at end of quarter                $137.8   $144.9
                                                           ======   ======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1995 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        March 31,    Dec. 31,
                                          1996        1995
                                         ------      ------
Finished and semi-finished products      $376.9      $270.4
Raw materials                              92.8        86.9
Stores and supplies                        54.5        53.2
                                         ------      ------
                                         $524.2      $410.5
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                                        First Quarter Ended
                                        --------------------
                                        March 31,   April 2,
                                          1996        1995
                                        --------    --------

Revenues                                 $145.2      $191.2
                                         ======      ======
Gross profit (loss)                      $(15.4)     $ 46.3
                                         ======      ======
Net earnings (loss)                      $(13.6)     $ 26.5
                                         ======      ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                        First Quarter Ended
                                        --------------------
                                        March 31,   April 2,
                                          1996        1995
                                        --------    --------

Cash paid for:
  Interest                               $ 22.8      $ 28.2
                                         ======      ======
  Income taxes                           $  7.4      $308.4
                                         ======      ======

F - SHAREOWNERS' EQUITY

During the first quarter of 1996, the Company repurchased approximately 200,000 common shares on the open market. The Company has outstanding authorization from the Board of Directors to repurchase up to five million common shares, of which 1.1 million shares have been repurchased as of the end of the first quarter of 1996.

G - DISCONTINUED OPERATIONS

Mead sold its previously discontinued Imaging business during the first quarter of 1996. The sale resulted in a gain of $5.4 million, net of income tax of $3.2 million.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------
RESULTS OF OPERATIONS
- ---------------------
Net Sales
- ---------
First quarter 1996 net sales of $1.07 billion were down 14% compared to $1.24 billion for the same quarter of 1995, primarily due to lower volume. In 1995, Mead benefited from rising selling prices and strong demand. Those conditions peaked late in 1995 and have since declined as customer and producer inventories reached high levels. Furthermore, 1995 sales included those of the fine paper mill in Kingsport, Tennessee that Mead sold early in the second quarter of that year. Only Mead's Packaging Division and specialty paper businesses posted sales gains over 1995. Sales during the quarter at Mead's other operations were even with or below last year's levels.
Mead expects that market conditions for most of its businesses will stabilize in the second quarter and begin to improve in the second half.

Operating Costs and Expenses
- ----------------------------
Gross profit as a percentage of sales improved to 19.1% for the first quarter of 1996 compared to 17.9% for the same period in 1995. This improvement was made despite declining selling prices, some weather-related and other operating problems, and charges to 1996 earnings related to severance costs at the Chillicothe, Ohio, fine paper mill and the closing of Mead's Fairless Hills, Pennsylvania, packaging operation. Though prices have declined in 1996 from 1995 highs, they still averaged higher than the first quarter of 1995 for many of Mead's businesses and, thus, margin percentages were above 1995 levels overall. Looking forward to the second quarter, 1996 gross margin percentages are expected to trail 1995 levels given the assumed selling price trends.

Selling and administrative expenses declined slightly to $134.9 million for the first quarter of 1996 from $136.7 million for the first quarter of 1995 in some respect due to declining sales. As a percentage of sales these expenses increased to 12.6% in the first quarter of 1996 compared to 11.0% for the same quarter of 1995.

Other Revenues
- --------------
Other revenues were $6.3 million in the first quarter of 1996 compared to $13.4 million earned in the same quarter of 1995. The higher level of other revenues in 1995, reflected income earned on the temporary investment of the proceeds received from the late 1994 sale of its Electronic Publishing business. By the end of the first quarter of 1995, a substantial portion of these proceeds had been used for debt reduction, taxes, common share repurchases and other corporate purposes.

Interest and Debt Expense
- -------------------------
First quarter interest and debt expense declined from $18.3 million in the first quarter of 1995 to $14.7 million for 1996. Several factors contributed to the decrease including the repayment of medium-term notes and other debt during 1995, less miscellaneous debt costs in 1996, and more interest capitalized in 1996.

Income Taxes
- ------------
Federal and state taxes on income decreased from $30.6 million in the first quarter of 1995 to $22.5 million for the first quarter of 1996. The effective tax rate was 37.1% for the first quarter of 1996 compared to 38.1% for first quarter of 1995. The improvement in the rate is due primarily to lower taxes related to foreign operations.

Discontinued Operations
- -----------------------
Mead sold its Imaging business during the first quarter of 1996. The sale resulted in an after-tax gain of $5.4 million, or $.10 per share.

Equity in Net Earnings of Investees
- -----------------------------------
Mead's investees, made up primarily of its 50% owned Northwood companies, recorded a loss of $7.3 million for the first quarter of 1996 compared with earnings of $12.0 million for the same quarter of 1995. World pulp markets, strong throughout 1995, collapsed at the start of 1996. Northwood experienced weak sales volume and selling prices for pulp and severe weather-related operating problems. It also recorded a lower-of-cost-or-market inventory write-down in the first quarter of 1996 to reflect the lower selling prices. Additionally, demand for and selling prices of wood products continue to be weak. During the quarter, Northwood's pulp and wood operations took 15.5 and 5 days of market related downtime, respectively. Additional downtime has been scheduled for the second quarter.

Financial Data by Business
- --------------------------
Paper Segment

                                                     First Quarter
                                           ------------------------------
                                           1996        1995      % Change
                                           ----        ----      --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $269.4      $329.3       (18)%

Segment earnings before taxes               46.6        62.6       (26)%


First quarter net sales and earnings for the paper segment decreased from 1995 levels due primarily to lower sales volume. Also, the 1995 amounts include the results of the Kingsport, Tennessee, fine paper mill that was sold early in the second quarter of 1995. Selling prices declined steadily throughout the first quarter of 1996, a trend that began in late 1995.
In contrast, selling prices rose steadily throughout the first quarter of 1995, reaching a peak late in the year. Sales from Mead's Escanaba, Michigan, publishing paper mill were down significantly from the prior year.
However, strong operations permitted this mill to post earnings that were down approximately 10% from 1995. First quarter 1996 sales for the Chillicothe, Ohio, fine paper mill were even with those of the same quarter of 1995. Temporary operating problems and severance related expenses during the quarter, however, reduced Chillicothe's first quarter 1996 earnings. Mead's specialty paper mills at Menasha, Wisconsin and South Lee, Massachusetts, performed well during the first quarter of 1996. By the end of the first quarter of 1996, there were some signs that the market inventory adjustment is ending, but Mead expects that 1996 will not see a return to the robust markets that prevailed throughout 1995.

Packaging and Paperboard segment

                                                     First Quarter
                                          ------------------------------
                                           1996        1995     % Change
                                           ----        ----     --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $325.8      $317.7        3%

Segment earnings before taxes               29.2        33.1      (12)%


First quarter 1996 net sales for the Packaging business were significantly higher than those of the same quarter of 1995 for both foreign and domestic operations. Segment earnings include a one-time charge related to the recently announced closing of Packaging's Fairless Hills, Pennsylvania, plant. 1996 sales for Mead's Alabama-based Coated Natural Kraft business were virtually unchanged from the prior year, however, earnings were down slightly. The second and third quarters are traditionally stronger for the Coated Board system due to seasonal strength of the beverage packaging business. Mead expects this business to perform at or above 1995 levels for the remainder of 1996. Lower prices and weak demand for corrugating medium and reduced volume in the converting operations caused Containerboard's 1996 first quarter sales to trail those of the prior year. Containerboard's first quarter 1996 earnings were also affected by weather-related operating problems. Selling prices for medium are not expected to increase until late second quarter or early third quarter of 1996 due to current inventory levels. Converting volume may continue to be weak for the remainder of the year.

Distribution and School and Office Products segment

                                                     First Quarter
                                          ------------------------------
                                           1996        1995     % Change
                                           ----        ----     --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $472.0      $593.8      (21)%

Segment earnings before taxes                8.0         8.1       (1)%

For Zellerbach, Mead's distribution business, first quarter 1996 sales were below last year in each of its three business units, but particularly in its Printing Business Unit, for essentially the same reasons that impacted the Paper Segment. Low volume caused 1996 earnings to be below those of 1995. However, margins remained steady during the quarter, and paper mills have indicated that shipments are now matching production levels and inventory build is expected to stop. The first quarter of the year is typically a slow quarter for Mead School and Office Products. The back-to-school season is concentrated in the second and third quarters of the year. In 1995, there was a tight supply for paper, and prices were rising. Retailers placed orders early to obtain products ahead of announced price increases. Those conditions do not exist in 1996 and, therefore, 1996 first quarter sales for Mead School and Office Products are slightly below last year's levels. First quarter 1996 earnings for this division, however, exceeded 1995 amounts due to improved margins on certain commodity items and favorable operating performance.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Working capital was $548.8 million at March 31, 1996 compared to $545.5 million at December 31, 1995. The current ratio increased to 1.8 at the end of the first quarter of 1996 from 1.7 at the previous year end.
Inventories at the end of the quarter are higher than at year end and the end of the first quarter of 1995. Part of the increase is due to the annual build in anticipation of Mead School and Office Product's back-to-school season but part is also due to the weaker demand for many of Mead's products. Lower sales volume has also caused accounts receivable to be lower than at December 31, 1995.

Capital expenditures totaled $77.6 million for the first quarter of 1996 compared to $54.4 million for the same quarter of 1995. Some of the increase is attributable to the previously announced $185 million expansion at Mead's Stevenson, Alabama, corrugating medium mill.

Borrowed capital (long-term debt) as a percent of total capital (long-term debt plus shareowners' equity) was 25.1% at March 31, 1996 compared to 24.3% at December 31, 1995. In connection with the Stevenson expansion, Mead borrowed $25 million pursuant to a tax-exempt financing. Mead also completed a $7 million tax exempt financing related to projects at the Coated Board Mahrt mill. During the first quarter of 1996, Mead repurchased 234,500 shares of its common stock under an April, 1995 Board of Directors authorization. Thus far, Mead has repurchased more than 1.1 million shares under that program.

At the end of the first quarter, Mead paid a fixed rate or a capped rate on 85% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $8.7 million more than the book value at the end of the first quarter of 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (3) (ii)    Regulations of The Mead Corporation effective April
                         25, 1996.

            (10)  Material Contracts:

                  (1) Corporate Annual Incentive Plan for 1996 in which executive officers participate.

                  (2) Corporate Long Term Incentive Plan effective 1996 in which executive officers participate.

                  (3) Section 415 Excess Benefit Plan dated January 1, 1996 which executive officers participate.

                  (4) Excess Earnings Benefit Plan dated January 1, 1996 which executive officers participate.

                  (5) 1996 Stock Option Plan dated April 25, 1996 in which directors and executive officers participate.

                  (6) Restricted Stock Plan effective December 10, 1987, as amended through April 25, 1996, in which directors and executive officers participate.

            (11.1), (11.2)    Calculations of Net Earnings per Share.

            (27)  Financial Data Schedule

      (b) No current reports on Form 8-K were filed with the Commission in the first quarter of 1996.

                                    SIGNATURE
                                    ---------
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1996


THE MEAD CORPORATION
- --------------------
   (Registrant)



By  G. T. GESWEIN
    _________________________
    G. T. Geswein
    Controller and
    Chief Accounting Officer