Form 10-K/A
period 1995-12-31
MEAD CORP
filed 1996-05-14
CIK 64394

================================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K
              [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1995
                                     OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to _______ Commission File No. 1-2267

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1995 to include the following information and financial statements required by Form 11-K with respect to The Mead Salaried Savings Plan (the Plan) for the year ended December 31, 1995:


THE MEAD SALARIED SAVINGS PLAN

TABLE OF CONTENTS
- ---------------------------------------------------
                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              1

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits
  as of December 31, 1995 and 1994                                        2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1995                           3

NOTES TO FINANCIAL STATEMENTS                                            4-5

SUPPLEMENTAL SCHEDULES:

 Schedule of Assets Held for Investment as of
  December 31, 1995                                                       6

 Schedule of Reportable Transactions in Excess
  of Five Percent of the Current Value of Plan
  Assets for the Year Ended December 31, 1995                             7


EXHIBIT:

 Independent Auditors' Consent                                            8

 Signatures                                                               9

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Salaried Savings Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Salaried Savings Plan (the Plan) as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1995 and 1994, and the changes in net assets available for benefits for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1995, and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1995, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1995 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
April 12, 1996

THE MEAD SALARIED SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------
(All dollar amounts in thousands)

                                             1995        1994
                                          ----------  ----------
ASSETS

Investments:
  Mead Common Stock Fund                   $136,122    $144,684
  Fidelity Investment Funds:
   Magellan Fund                             68,763      56,490
   Equity Income Fund                        26,594      21,972
   Intermediate Bond Fund                     4,316       4,112
   Overseas Fund                              9,408       9,996
   Asset Manager Fund                        23,527      24,718
   Asset Manager: Growth Fund                31,594      32,237
   Asset Manager: Income Fund                 6,464       7,224
   Short Term Bond Fund                      13,888      17,249
   Retirement Money Market Fund               9,037       7,015
   US Equity Index Pool Fund                  2,460       1,506
  Loans to participants                      10,123      11,795
                                          ----------  ----------
Net Assets Available for Benefits          $342,296    $338,998
                                          ==========  ==========

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1995
- -----------------------------------------------------------------
(All dollar amounts in thousands)


INCREASES IN PLAN ASSETS:
 Contributions:
  Employees                                     $ 21,473
  Rollovers                                        2,049
  Employer                                         8,674
 Investment Income:
  Interest and dividends                           9,963
  Net appreciation in fair value
   of investments                                 47,169
                                               ----------
Total increases                                   89,328
                                               ----------

DECREASES IN PLAN ASSETS:
 Benefits paid to participants                    85,986
 Administrative expenses                              44
                                               ----------
 Total decreases                                  86,030
                                               ----------

NET INCREASE IN PLAN ASSETS                        3,298


NET ASSETS - DECEMBER 31, 1994                   338,998
                                               ----------
NET ASSETS - DECEMBER 31, 1995                  $342,296
                                               ==========

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994 AND
YEAR ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------
A.         PLAN DESCRIPTION

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

Contributions - Participants may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the year ended December 31, 1995, Mead's contributions were 60% of each dollar contributed on the first 3% of the participant's eligible gross pay and 40% of each dollar on the next 3% of the participant's eligible gross pay. Mead may make an additional discretionary contribution each year in an amount determined by its Board of Directors. No such discretionary contribution was made in the year ended December 31, 1995. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

Investment options - Participants can direct their contributions among the following funds of the Plan:

   Magellan Fund                                     Equity Income Fund
   Intermediate Bond Fund                            Overseas Fund
   Asset Manager Fund                                Asset Manager: Growth Fund
   Asset Manager: Income Fund                        Short Term Bond Fund
   Retirement Money Market Fund                      U.S. Equity Index Fund
   Mead Common Stock Fund

Prospectuses relating to these funds are available to the Plan participants from Fidelity Management Trust Company.

Administrative Expenses - Expenses for administering the Plan, other than loan set-up and maintenance fees, are paid directly by Mead.

Plan Termination - Mead reserves the right to terminate the Plan at any time, subject to Plan provisions. Upon such termination of the Plan, the assets in the Plan, net of expenses properly charged thereto, shall be distributed to participants or their beneficiaries based upon their interests in the Plan at the termination date.

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


D.         FUND INFORMATION

Participant contributions, benefits paid to participants, interest and dividends and net appreciation in fair value of investments by fund are as follows for the year ended December 31, 1995:

(All dollar amounts in thousands)


                                             Benefits                  Net appreciation
                             Participant     paid to     Interest and   in fair value
                            contributions  participants   dividends     of investments
                            -------------  ------------  ------------ ----------------

Mead Common Stock Fund           $ 3,074       $33,857        $   67          $14,912
Magellan Fund                      6,297        16,374         4,017           15,820
Equity Income Fund                 2,157         5,839         1,606            5,112
Intermediate Bond Fund               396         1,086           274              248
Overseas Fund                      1,299         1,866           217              603
Asset Manager Fund                 2,125         5,992           717            3,244
Asset Manager: Growth Fund         3,601         7,892           470            5,329
Asset Manager: Income Fund           509         2,422           317              747
Short Term Bond Fund               1,213         4,723           967              518
Retirement Money Market Fund         578         3,878           497
US Equity Index Pool Fund            224           656                            636
Participant Loans                                1,401           814
                            -------------  ------------  ------------ ----------------
  Total                          $21,473       $85,986        $9,963          $47,169
                            =============  ============  ============ ================

All Employer contributions are made to the Mead Common Stock Fund.

The Mead Salaried Savings Plan
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1995

(All dollar amounts in thousands)

                                                                 Market
                                   Units           Cost           Value
                                ------------    -----------    -----------



Mead Common Stock Fund           10,634,498      $  96,534      $ 136,122

Fidelity Investment Funds:
 Magellan                           799,751         58,282         68,763
 Equity Income                      701,133         23,125         26,594
 Intermediate Bond                  414,604          4,186          4,316
 Overseas                           323,624          9,275          9,408
 Asset Manager                    1,484,326         21,630         23,527
 Asset Manager: Growth            2,082,631         28,526         31,594
 Asset Manager: Income              557,205          6,027          6,464
 Short Term Bond                  1,563,972         14,076         13,888
 Retirement Money Market          9,036,747          9,037          9,037
 U.S. Equity Index Pool             149,163          1,932          2,460

Participant loans - 1,944 loans
 with interest rates from 6.25%
 to 11.50%                                          10,123         10,123
                                                -----------    -----------
                                                 $ 282,753      $ 342,296
                                                ===========    ===========

The Mead Salaried Savings Plan
Item 27d - Supplemental Schedule of Reportable Transactions -
 Series of Transactions
Year Ended December 31, 1995

(All dollar amounts in thousands)



                                                Number of   Purchase     Number       Sale          Gain/
                Description                     Purchases     Cost      of Sales   Proceeds        (Loss)
- --------------------------------------------    ---------  ------------- --------  -------------  ------------

Mead Common Stock Fund                               253        $25,257      255        $48,732       $13,957

Magellan Fund                                        253         22,955      255         26,502         3,239

Asset Manager: Growth Fund                           253          6,777      251         12,750           297

Retirement Money Market Fund                         252         17,606      231         15,584


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration
Statements Nos. 33-37961 and 33-47580 on Form S-8 of our report dated
April 12, 1996, accompanying the financial statements of The Mead Salaried
Savings Plan included in the Form 10-K/A Amendment No. 1 to the Annual
Report on Form 10-K of The Mead Corporation for the year ended December
31, 1995.

DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
May 10, 1996


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                               THE MEAD CORPORATION
                                               (Registrant)

                                                 GREGORY T. GESWEIN
Date:      May 14, 1996                    By:   ________________________
                                                 Gregory T. Geswein
                                                 Controller and
                                                 Chief Accounting Officer


                                                 THE MEAD SALARIED SAVINGS PLAN


                                                   JAMES D. BELL
Date:      May 14, 1996                      By:  ________________________
                                                   James D. Bell
                                                   Director of Benefits

