Form 10-K/A
period 1995-12-31
MEAD CORP
filed 1996-05-14
CIK 64394

================================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K
           [X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                                        OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to _____ Commission File No. 1-2267

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
         Registrant's telephone number, including area code: 513-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
                Title of Each Class             on which Registered
                -------------------             --------------------
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

  The number of Common Shares outstanding at February 27, 1996 was
52,746,913.
                    DOCUMENTS INCORPORATED BY REFERENCE
  Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 1996, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 14, 1996.
==============================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1995 to include the following information and financial statements required by Form 11-K with respect to The Mead Savings Plan for Bargaining Unit Employees (the Plan) for the year ended December 31, 1995:


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

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Savings Plan for Bargaining Unit Employees
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Savings Plan for Bargaining Unit Employees (the Plan) as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
April 12, 1996

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1995 AND 1994
- -----------------------------------------------------------------
(All dollar amounts in thousands)
                                             1995       1994
                                          ---------  ---------
ASSETS

Investments:
  Mead Common Stock Fund                   $   625    $   258
  Fidelity Investment Funds:
   Magellan Fund                             8,959      4,405
   Equity Income Fund                        2,981      1,551
   Intermediate Bond Fund                      292        182
   Overseas Fund                               889        645
   Asset Manager Fund                        1,766      1,067
   Asset Manager: Growth Fund                2,970      1,717
   Asset Manager: Income Fund                  610        403
   Short Term Bond Fund                      1,473      1,028
   Retirement Money Market Fund                551        259
   US Equity Index Pool Fund                   168         66
  Loans to participants                        592        297
                                          ---------  ---------
Net Assets Available for Benefits          $21,876    $11,878
                                          =========  =========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1995
- -----------------------------------------------------------------
(All dollar amounts in thousands)


INCREASES IN PLAN ASSETS:
 Contributions:
  Employees                                     $ 6,797
  Rollovers                                          78
 Investment Income:
  Interest and dividends                            948
  Net appreciation in fair value
   of investments                                 2,673
                                               ---------
Total increases                                  10,496
                                               ---------

DECREASES IN PLAN ASSETS:
 Benefits paid to participants                      492
 Administrative expenses                              6
                                               ---------
 Total decreases                                    498
                                               ---------

NET INCREASE IN PLAN ASSETS                       9,998


NET ASSETS - DECEMBER 31, 1994                   11,878
                                               ---------
NET ASSETS - DECEMBER 31, 1995                  $21,876
                                               =========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994 AND
YEAR ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------
A.        PLAN DESCRIPTION

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

Contributions - Participants may generally authorize a redirection of payroll wages of up to 10% of compensation as a contribution to the Plan each year. Employee contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

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

D.        FUND INFORMATION

Participant contributions, benefits paid to participants, interest and dividends and net appreciation in fair value of investments by fund are as follows for the year ended December 31, 1995:

(All dollar amounts in thousands)

                                             Benefits                  Net appreciation
                             Participant     paid to     Interest and   in fair value
                            contributions  participants   dividends     of investments
                            -------------  ------------  ------------ ----------------
Mead Common Stock Fund           $   215          $ 31          $              $   19
Magellan Fund                      2,506           109           504            1,419
Equity Income Fund                   897            70           158              450
Intermediate Bond Fund               118            15            15               14
Overseas Fund                        382            18            21               54
Asset Manager Fund                   670            44            46              197
Asset Manager: Growth Fund         1,077            51            44              397
Asset Manager: Income Fund           183            49            25               54
Short Term Bond Fund                 489            75            77               35
Retirement Money Market Fund         210            24            25
US Equity Index Pool Fund             50             1                             34
Participant Loans                                    5            33
                            -------------  ------------  ------------ ----------------
  Total                           $6,797          $492          $948           $2,673
                            =============  ============  ============ ================


The Mead Savings Plan for Bargaining Unit Employees
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1995


(All dollar amounts in thousands)
                                                          Market
                                   Units        Cost       Value
                                ------------  ---------  ---------

Mead Common Stock Fund               48,825   $    615   $    625

Fidelity Investment Funds:
 Magellan                           104,202      7,752      8,959
 Equity Income                       78,581      2,627      2,981
 Intermediate Bond                   28,067        283        292
 Overseas                            30,571        870        889
 Asset Manager                      111,421      1,631      1,766
 Asset Manager: Growth              195,758      2,690      2,970
 Asset Manager: Income               52,549        571        610
 Short Term Bond                    165,923      1,481      1,473
 Retirement Money Market            550,621        551        551
 U.S. Equity Index Pool              10,178        134        168

Participant loans - 228 loans
 with interest rates from 6.25%
 to 10.75%                                         592        592
                                              ---------  ---------
                                              $ 19,797   $ 21,876
                                              =========  =========

The Mead Savings Plan for Bargaining Unit Employees
Item 27d - Supplemental Schedule of Reportable Transactions -
 Series of Transactions
Year Ended December 31, 1995



(All dollar amounts in thousands)

                                                Number of   Purchase      Number      Sale          Gain/
                Description                     Purchases     Cost       of Sales  Proceeds        (Loss)
- --------------------------------------------    ---------  ------------- --------  -------------  ------------

Mead Common Stock Fund                               136         $  563       63           $216           $25

Magellan Fund                                        213          3,819       144           684            75

Equity Income Fund                                   170          1,304       105           324            15

Overseas Fund                                        145            494       91            305             1

Asset Manager Fund                                   135            794       90            291             9

Asset Manager: Growth Fund                           167          1,284       123           429            13

Short Term Bond Fund                                 133            647       85            239            (5)

Retirement Money Market Fund                         128            600       78            309

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement No. 33-53421 on Form S-8 of our report dated April 12, 1996, accompanying the financial statements of The Mead Savings Plan for Bargaining Unit Employees included in the Form 10-K/A Amendment No. 2 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1995.

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