Form 10-Q
period 1996-06-30
MEAD CORP
filed 1996-08-07
CIK 64394

================================================================================




                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                        FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1996


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

  The number of Common Shares outstanding at June 30, 1996 was 52,315,486.

================================================================================

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              --------------------------------------------------
                     QUARTERLY PERIOD ENDED JUNE 30, 1996
                      -----------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
BALANCE SHEETS
- --------------
(All dollar amounts in millions)
                                          June 30,      Dec. 31,
                                            1996          1995
                                          --------      --------
ASSETS

Current assets:
  Cash and cash equivalents               $   22.2      $  292.6
  Accounts receivable                        690.9         585.7
  Inventories                                478.6         410.5
  Other current assets                        91.1          78.5
                                          --------      --------
          Total current asset              1,282.8       1,367.3

Investments and other assets:
  Investees                                  128.8         141.0
  Other assets                               544.0         500.4
                                          --------      --------
                                             672.8         641.4

Property, plant and equipment              4,457.1       4,318.7
Less accumulated depreciation and
 amortization                             (2,029.4)     (1,954.6)
                                          --------      --------
                                           2,427.7       2,364.1
                                          --------      --------
          Total assets                    $4,383.3      $4,372.8
                                          ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                           $   39.0      $
  Accounts payable                           313.3         380.5
  Accrued liabilities                        362.6         359.3
  Income taxes payable                        21.1           9.0
  Current maturities of long-term debt         7.0          73.0
                                          --------      --------
          Total current liabilities          743.0         821.8

Long-term debt                               726.8         694.8

Commitments and contingent liabilities

Deferred items                               722.7         696.0

Shareowners' equity:
  Common shares                              155.7         157.8
  Additional paid-in capital                   4.8
  Foreign currency translation adjustment     (2.5)          (.8)
  Retained earnings                        2,032.8       2,003.2
                                          --------      --------
                                           2,190.8       2,160.2
                                          --------      --------
          Total liabilities and
           shareowners' equity            $4,383.3      $4,372.8
                                          ========      ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF EARNINGS
- ----------------------
 (All dollar amounts in millions, except per share amounts)

                                         Second Quarter Ended    First Half Ended
                                         --------------------  -------------------
                                         June 30,    July 2,    June 30,   July 2,
                                           1996       1995        1996      1995
                                         --------   --------    --------  --------
Net sales                                $1,258.5   $1,442.2    $2,325.7  $2,683.0
Cost of products sold                     1,000.4    1,130.0     1,863.6   2,148.9
                                         --------   --------    --------  --------
  Gross profit                              258.1      312.2       462.1     534.1

Selling and administrative expenses         140.0      147.8       274.9     284.5
                                         --------   --------    --------  --------
  Earnings from operations                  118.1      164.4       187.2     249.6

Other revenues (expenses) - net               1.7        8.0         8.0      21.4
Interest and debt expense                   (12.7)     (17.5)      (27.4)    (35.8)
                                         --------   --------    --------  --------
  Earnings from continuing operations
   before income taxes                      107.1      154.9       167.8     235.2

Income taxes                                 39.0       59.5        61.5      90.1
                                         --------   --------    --------  --------
  Earnings from continuing operations
   before equity in net earnings (loss)
   of investees                              68.1       95.4       106.3     145.1

Equity in net earnings (loss)
 of investees                                (1.0)       6.8        (8.3)     18.8
                                         --------   --------    --------  --------

  Earnings from continuing operations        67.1      102.2        98.0     163.9

Discontinued operations (Note G)                                     5.4
                                         --------   --------    --------  --------

  Net earnings                           $   67.1   $  102.2    $  103.4  $  163.9
                                         ========   ========    ========  ========

Per common and common equivalent share:
  Earnings from continuing operations       $1.26      $1.87       $1.84     $2.92
  Discontinued operations                                            .10
                                        --------   --------    --------  --------
  Net earnings                              $1.26      $1.87       $1.94     $2.92
                                         ========   ========    ========  ========


Cash dividends per common share             $ .28      $ .28       $ .56     $ .53
                                         ========   ========    ========  ========
Average common and common equivalent
 shares outstanding (millions)               53.2       54.5        53.4      56.1
                                         ========   ========    ========  ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
- --------------------------------------------------
STATEMENTS OF CASH FLOWS
- ------------------------
 (All dollar amounts in millions)
                                                          First Half Ended
                                                          ----------------
                                                          June 30,  July 2,
                                                           1996      1995
                                                          -------  -------
Cash flows from operating activities:
  Net earnings                                             $103.4   $163.9
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation and depletion of property, plant
     and equipment                                           97.0     95.6
    Amortization of other assets                             24.4     22.3
    Deferred income taxes                                    11.1     32.7
    Investees-earnings and dividends                         13.1    (20.6)
    Discontinued operations                                  (5.4)
    Other                                                   (12.3)   (13.5)
    Change in current assets and liabilities:
      Accounts receivable                                  (105.2)  (222.0)
      Inventories                                           (68.1)   (60.7)
      Other current assets                                   (9.1)   (19.2)
      Accounts payable and accrued liabilities              (55.1)  (274.1)
  Cash (used in) discontinued operations                     (1.5)    (2.4)
                                                           ------   ------
      Net cash (used in) operating activities                (7.7)  (298.0)
                                                           ------   ------

Cash flows from investing activities:
  Capital expenditures                                     (173.9)   (98.3)
  Additions to equipment rented to others                   (20.9)   (30.5)
  Restricted funds                                                   461.0
  Proceeds from sale of business                             19.6     39.8
  Other                                                     (20.8)     7.2
                                                           ------   ------
      Net cash provided by (used in) investing activities  (196.0)   379.2
                                                           ------   ------

Cash flows from financing activities:
  Additional borrowings                                      32.8      6.0
  Payments on borrowings                                    (67.5)  (180.3)
  Notes payable                                              39.0
  Cash dividends paid                                       (30.6)   (29.6)
  Common shares issued                                        5.3     29.6
  Common shares purchased                                   (45.7)  (305.9)
                                                           ------   ------
      Net cash (used in) financing activities               (66.7)  (480.2)
                                                           ------   ------
(Decrease) in cash and cash equivalents                    (270.4)  (399.0)
Cash and cash equivalents at beginning of year              292.6    484.0
                                                           ------   ------
Cash and cash equivalents at end of half                   $ 22.2   $ 85.0
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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        June 30,   Dec. 31,
                                          1996       1995
                                        -------    -------
Finished and semi-finished products      $340.8     $270.4
Raw materials                              85.0       86.9
Stores and supplies                        52.8       53.2
                                        -------    -------

                                         $478.6     $410.5
                                        =======    =======
D - INVESTEES

The summarized operating data for all investees is presented in the following
table:
                              Second Quarter Ended   First Half Ended
                              --------------------   ------------------

                              June 30,  July 2,      June 30,   July 2,
                                1996     1995         1996       1995
                              -------   -------      -------   -------

Revenues                       $164.2    $196.1       $309.4    $387.3
                              =======   =======      =======   =======
Gross profit (loss)            $  5.1    $ 31.8       $(10.3)   $ 78.1
                              =======   =======      =======   =======
Net earnings (loss)            $  (.5)   $ 15.2       $(14.1)   $ 41.7
                              =======   =======      =======   =======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                       First Half Ended
                                       -----------------

                                       June 30,  July 2,
                                         1996     1995
                                       -------   -------
Cash paid for:
  Interest                              $ 28.9    $ 35.0
                                       =======   =======
  Income taxes                          $ 38.2    $365.9
                                       =======   =======


F - SHAREOWNERS' EQUITY

During the second quarter of 1996, the Company repurchased approximately 600,000 common shares on the open market. The Company has outstanding authorization from the Board of Directors to repurchase up to five million common shares, of which 1.7 million shares have been repurchased as of the end of the first half of 1996.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

Net Sales
- ---------
Second quarter 1996 net sales were $1.26 billion, 13% lower than the $1.44 billion of sales generated in the record second quarter of 1995. Most of the decrease occurred at Mead's distribution business because of significantly lower volume and selling prices for commercial printing papers. Lower volume and selling prices for selected products, particularly web publishing grades and corrugating medium also contributed to the decrease. Second quarter 1996 sales for Mead's Coated Board System and carbonless and specialty papers were above second quarter 1995 levels. Net sales for the first half of 1996 were $2.33 billion compared to $2.68 billion for the same period of 1995 as a result of lower volume and selling prices. By the end of the second quarter, however, there were some indications that markets for coated papers and corrugating medium were beginning to recover.

Operating Costs and Expenses
- ----------------------------
Mead's wholly-owned businesses operated well during the second quarter of 1996. However,weak markets caused the quarter's gross profit ratio to decline from 21.6% in 1995 to 20.5% in 1996. For the first half, gross profit as a percent of sales was 19.9% in each of the two years. Also affecting the ratios were market related downtime taken at the Escanaba, Michigan, publishing paper mill and the expensing of start-up costs related to the new machine at the Stevenson, Alabama, corrugating medium mill.

Selling and administrative expenses were $140.0 million for the second quarter of 1996 compared to $147.8 million for the same quarter of 1995. For the first half 1996 and 1995 selling and administrative expenses were $274.9 and $284.5, respectively. The decline is the result of continuing cost curtailment initiatives and, to some extent, lower sales.

Other Revenues - Net
- --------------------
Other revenues were $1.7 million and $8.0 million for the second quarter and first half of 1996, respectively, compared to $8.0 and $21.4 million for the comparable periods of 1995. Lower investment income in 1996 accounted for most of the reduction.

Interest and Debt Expense
- -------------------------
Second quarter interest and debt expense declined 27% from $17.5 million in 1995 to $12.7 million in 1996, due to lower debt levels in 1996 and more interest capitalized in 1996 than in 1995. For the same reasons, first half interest and debt expense fell 23% from $35.8 million in 1995 to $27.4 million in 1996.

Income Taxes
- ------------
Second quarter 1996 income taxes were $39.0 million compared to $59.5 million in 1995. The effective rate for the quarter was 36.4% in 1996 and 38.4% for 1995. Income taxes were $61.5 million and $90.1 million in the first half of 1996 and 1995, respectively, and the effective tax rate fell to 36.7% in 1996 from 38.3% in the prior year. Lower 1996 taxes related to foreign operations was the primary reason for the change.

Equity in Net Earnings of Investees
- -----------------------------------
Mead's investees, made up primarily by its 50%-owned Northwood companies, reported a loss of $1.0 million for the second quarter of 1996 and a loss of $8.3 million for the first half. These 1996 losses compare to earnings of $6.8 million for the second quarter of 1995 and

$18.8 for the first half.  Pulp prices during the second quarter were about half of what they were during the same period of 1995. Furthermore, operating problems and market downtime in each of the first two quarters of 1996 hampered earnings performance. Wood products operations, however, fared better. Selling prices increased, with second quarter 1996 prices averaging about 25% higher than the same quarter of 1995 and about 15% higher than the first
quarter of 1996.   Operating performance for wood products was good in the
second quarter of 1996. Looking forward, there are indications that the sharp fall in pulp prices that began in late 1995 has come to an end. Northwood announced a pulp price increase effective July 1st. With regard to wood products, however, oversupply and a May decline in US housing starts may result in lower selling prices.

Discontinued Operations
- -----------------------
Mead sold its Imaging business during the first quarter of 1996. The sale resulted in an after-tax gain of $5.4 million or $.10 per share.

Financial Data by Business
- --------------------------

Paper segment
                                 Second Quarter                First Half
                            ------------------------     -----------------------
                            1996    1995    % Change      1996    1995  % Change
                            ----    ----    --------      ----    ----  --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)              $303.5  $322.1    (6)%        $572.9  $651.4  (12)%

Segment earnings before
    taxes                     46.0    84.4   (45)%          92.6   147.0  (37)%


Excluding the sales of the Kingsport, Tennessee, fine paper mill, which Mead sold early in the second quarter of 1995, second quarter 1996 sales were about even with those of the prior year, and volume shipped was, in fact, slightly ahead of 1995. Sales and earnings for the Escanaba, Michigan, publishing paper mill for the second quarter and first half of 1996 were significantly below prior year levels due to declines in volume and selling prices for its web grades. Because of the low volume and excess inventories on hand, the mill took market-related down-time equal to thirteen machine days in the second quarter of 1996. Some strengthening of the market due to seasonal demand is expected, but inventories remain higher than desired. The Chillicothe, Ohio, fine paper mill operated well during the second quarter of 1996 and produced sales and earnings that were significantly higher than the same quarter of 1995. The market for carbonless grades continued to be strong throughout the quarter and, though prices for coated free sheet grades were below second quarter 1995 prices, volume was significantly higher. For the half, Chillicothe's 1996 sales exceeded 1995 levels but, due to severance related expenses and temporary operating problems in the first quarter of 1996, earnings were lower than the prior year. Second quarter and first half 1996 sales and earnings for Mead's specialty mills at Menasha, Wisconsin, and South Lee, Massachusetts, also exceeded those of 1995.

Packaging and Paperboard segment

                                  Second Quarter                First Half
                            ------------------------     -----------------------
                            1996    1995    % Change      1996    1995  % Change
                            ----    ----    --------      ----    ----  --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)              $377.0  $392.0    (4)%        $702.8  $709.7   (1)%

Segment earnings before
    taxes                     49.2    57.3   (14)%          78.4    90.4  (13)%

Mead's Coated Board System performed well in the first half of 1996.
Second quarter 1996 sales and earnings for both Mead Coated Board and Mead Packaging increased over the prior year. Operating performance at the coated board mill near Phenix City, Alabama, was excellent, and open market selling prices for Mead's Coated Natural Kraft were improved over 1995, though slightly lower than in the first quarter of 1996. Second quarter volume on the open market was essentially equal to last year. Second quarter sales volume in North America, Europe and Latin America for Mead's Packaging Division improved over the corresponding quarter of 1995. Beverage carton pricing has increased in response to demand in certain markets but continues to be competitive.
For Mead Containerboard, second quarter selling prices for medium averaged about half of what selling prices were at the same time last year and were down about 25% from first quarter 1996 levels. Volume at the converting plants was also below second quarter 1995 levels. By the end of the second quarter, there were signs that selling prices had reached bottom. Inventories are down and box shipments have improved. Construction of the new paper machine at the Stevenson, Alabama, corrugating medium mill is progressing on schedule, with a fourth quarter 1996 start-up planned. Efforts to pre-sell tonnage from the new machine have been very successful. Approximately $3 million of labor and other start-up expenses associated with the project were expensed in the first half of 1996. These costs will continue to be expensed throughout the remainder of the construction.

Distribution and School and Office Products segment

                            Second Quarter                First Half
                       ------------------------     ---------------------------
                       1996    1995    % Change      1996      1995     % Change
                       ----    ----    --------      ----     -----     --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)         $578.0  $728.1    (21)%       $1,050.0 $1,321.9    (21)%

Segment earnings before
    taxes                40.4    47.4    (15)%            48.4     55.5    (13)%

At Zellerbach, second quarter and first half sales were significantly lower than in 1995. Each of its three business units, but particularly printing papers, reported lower 1996 second quarter volume than in the previous year. Margin percentages, however, did increased and this division's second quarter earnings were substantially higher than the first quarter of 1996 and were also about 10% ahead of the second quarter of 1995. Last year was a record year for Mead's School and Office Products business. Though second quarter 1996 sales and earnings were strong for the division, results have not equaled those of the prior year. The timing of orders and shipments in 1996 is closer to normal compared to what was experienced in the tighter paper market of 1995. This year, with less concern about paper price increases and product shortages, retailers have waited longer to place orders. Mead expects the overall 1996 back-to-school season to be a success, but not as robust as 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Working capital was $539.8 million at June 30, 1996 compared to $545.5 million at December 31, 1995 and $529.4 million at July 2, 1995. The current ratio was 1.7 at both June 30, 1996 and December 31, 1995 and was 1.6 at July 2, 1995. Receivables are considerably lower and inventories somewhat higher than they were a year ago reflecting the weaker markets experienced in 1996 compared to 1995. The seasonal build in receivables and inventory due to the Mead School and Office Product's back-to-school season was partly financed by short-term notes payable. This short-term borrowing typically occurs each year, with 1995 being the exception due to sufficient cash being available from the late 1994 sale of the Electronic Publishing business.
During the second quarter of 1996, Mead paid at maturity $66 million in medium-term notes causing a decrease in current maturities of long-term debt. Mead's June 30, 1996 cash balance was lower than at the prior fiscal year end and at the end of the second quarter of 1995 because of the debt payment and actions described below.

Capital expenditures totaled $173.9 million for the first half of 1996 compared to $98.3 million for the same period of 1995. A large percentage of the expenditures relate to the Stevenson, Alabama, corrugating medium mill expansion scheduled for start-up in the fourth quarter of 1996. On June 27, 1996, Mead announced a $224 million project to expand the capacity of the new corrugating medium machine now nearing completion and to upgrade environmental systems at the Stevenson mill. This second phase will add virgin pulp-making capabilities, a wood fuel boiler and additional dryers to the new machine. This expansion will increase the annual capacity of the new machine from 225,000 tons to 390,000 tons and will replace the mill's chemical recovery system. Completion of this second phase is expected in 1999.

Borrowed capital (long-term debt) as a percent of total capital (long-term debt plus shareowners' equity) was 24.9% at June 30, 1996 compared to 24.3% at December 31, 1995. Mead borrowed $25 million in the first quarter of 1996 pursuant to a tax exempt financing in connection with the first stage of the Stevenson expansion. Also in the first quarter, Mead completed a $7 million tax exempt financing related to the Coated Board Mahrt mill. In 1996, Mead has repurchased approximately 845,000 shares of its common stock under an April, 1995 Board of Directors authorization. Thus far, Mead has repurchased over 1.7 million shares under that program.

As of the end of the second quarter, Mead paid a fixed rate or a capped rate on 80% of its debt and paid a floating rate of interest on the remainder.
A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $10.9 million less than the book value at the end of the second quarter of 1996.

PART II - OTHER INFORMATION
- ---------------------------
ITEM 1.     LEGAL PROCEEDINGS
            -----------------
      Reference is made to the first paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, regarding the Storage Depot Site. Mead received a notice on May 11, 1996 from USEPA alleging a failure to operate the groundwater treatment system in violation of the Consent Order. The notice included a demand for stipulated penalties of approximately $250,000. Mead has denied USEPA's allegation of violation and invoked the dispute resolution provisions of the Consent Order. The groundwater treatment system was placed back into operation on May 15, 1996 following extraordinary repairs and maintenance.

      Reference is made to the third paragraph under "Item 3. Legal
Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, regarding a hazardous substance site involving a closed coke manufacturing facility and the nearby Chattanooga Creek located in Chattanooga, Tennessee. In June, 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek. Costs of the proposed removal action are estimated by USEPA to be approximately $5.1 million. Long term remedial action will not be determined until completion of the Remediation Investigation/Feasibility Study. Several parties, including Mead and the U.S. Department of Defense, received special notice letters in July, 1996 from USEPA advising each party of potential liability for the removal action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
      (a)   The Annual Meeting of Shareholders of Mead was held on April 25,
1996.

      (b) Proxies were solicited for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees listed in the proxy statement, and John A. Krol, Steven C. Mason, Paul F. Miller, Jr., and Lee J. Styslinger, Jr. were elected. The other directors whose term of office continued after the meeting also include John C. Bogle, John G. Breen, William E. Hoglund, James G. Kaiser, Susan J. Kropf, Charles S. Mechem, Jr., Thomas B. Stanley, Jr. and Jerome F. Tatar.

      (c)   (1)   The results of the election of directors
                  are as follows:

                                Number of Votes
                                ---------------
            Nominee                   For         Withheld
            -------                   ---         --------
            J. A. Krol             44,629,895      662,186
            S. C. Mason            44,570,523      721,558
            P. F. Miller, Jr.      44,611,372      680,709
            L. J. Styslinger, Jr.  44,633,177      658,904

            Nominee           Abstentions      Broker Non-Votes
            -------           -----------      ----------------
            J. A. Krol            -0-                -0-
            S. C. Mason           -0-                -0-
            P. F. Miller, Jr.     -0-                -0-
            L. J. Styslinger, Jr. -0-                -0-

      (2)   The results on the proposal to approve the 1996 Stock
            Option Plan are as follows:

                                Number of Votes
                                ---------------
            For            Against      Abstain   Broker Non-Votes
            ---            -------      -------   ----------------
            28,889,477    13,894,726    309,475      2,198,403


      (3)   The results on the proposal to amend the Restricted
            Stock Plan are as follows:

                                Number of Votes
                                ---------------
            For            Against      Abstain   Broker Non-Votes
            ---            -------      -------   ----------------
            39,497,857    3,244,228     351,592      2,198,404


      (4) The results on the proposal to amend the Regulations to declassify the Board of Directors are as follows:

                                Number of Votes
                                ---------------
            For            Against      Abstain   Broker Non-Votes
            ---            -------      -------   ----------------
            41,886,323     843,183      364,170      2,198,405


      (5) The results of a shareholder proposal introduced by the Kentucky State District Council of Carpenters, AFL-CIO Pension Fund urging the Board of Directors to seek shareholder approval for all present and future severance agreements with executive officers are as follows:

                                Number of Votes
                                ---------------
            For            Against      Abstain   Broker Non-Votes
            ---            -------      -------   ----------------
            21,301,874    20,609,657    1,181,125    2,199,425

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (10)  Material Contracts:

                  (1)   The Mead Corporation Directors Capital Accumulation Plan

                  (2) Restricted Stock Plan effective December 10, 1987, as amended through April 25, 1996, in which directors and executive officers participate.

            (11.1), (11.2)  Calculations of Net Earnings per Share.

            (27)  Financial Data Schedule.

      (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 1996.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 7, 1996


THE MEAD CORPORATION
- --------------------
   (Registrant)



By: G. T. GESWEIN
    _________________________
    G. T. Geswein
    Controller and
    Chief Accounting Officer

WP\H:\WORK\SEC\10Q\96\063096
070396dlw