Form 10-K/A
period 1995-12-31
MEAD CORP
filed 1996-11-15
CIK 64394

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

                                          OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ________ Commission File No. 1-2267

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

             Registrant's telephone number, including area code: 937-495-6323 Securities registered pursuant to Section 12(b) of the Act:

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1995 to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 1996 and 1995. The Mead Corporation is issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto:


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
________________________________________________________________

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:

      Statements of Financial Condition as
      of August 31, 1996 and 1995                                            2

      Statements of Income and Changes in
      Participants' Equity for the Years
      Ended August 31, 1996, 1995 and 1994                                   3

NOTES TO FINANCIAL STATEMENTS                                                4

EXHIBITS:

     Independent Auditors' Consent                                           6

     Signatures                                                              7

INDEPENDENT AUDITORS' REPORT

Director of Benefits
The Mead Corporation Employees Stock Purchase Plan:

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan as of August 31, 1996 and 1995, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of The Mead Corporation Employees Stock Purchase Plan at August 31, 1996 and 1995, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

October 18, 1996
Dayton, Ohio

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

 STATEMENTS OF FINANCIAL CONDITION, AUGUST 31,
_________________________________________________________________

ASSETS                                            1996        1995

Common shares of The Mead Corporation,
 at market (Note B)                           $1,193,891   $1,351,280
Dividends receivable                               5,926        6,164
Cash                                              97,714      112,963
Participants' payroll deductions
 receivable                                       25,962       37,531
                                              ----------   ----------
                                              $1,323,493   $1,507,938
                                              ==========   ==========
LIABILITIES AND PARTICIPANTS' EQUITY

Current plan year distribution due to
 participating employees                      $1,110,946   $1,231,144
Amounts due to terminated employees and
 estates of deceased employees                     3,928        3,331
Advance payment of contribution from
 The Mead Corporation                            175,144      225,787
                                              ----------   ----------
                                               1,290,018    1,460,262

Participants' equity                              33,475       47,676
                                              ----------   ----------
                                              $1,323,493   $1,507,938
                                              ==========   ==========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31,
_________________________________________________________________


 INCREASES IN PARTICIPANTS'               1996       1995        1994
  EQUITY:
   Investment income - dividends
    on Mead common shares            $   12,325  $   12,839  $   13,147
   Unrealized appreciation of
    Mead common shares                   42,745     162,243     159,096
   Contributions and deposits:
     The Mead Corporation and
      subsidiaries                       75,181      72,638      72,855
     Participating employees            996,227   1,039,032   1,022,574
                                     ----------  ----------  ----------
 TOTAL INCREASES                      1,126,478   1,286,752   1,267,672

 DECREASES IN PARTICIPANTS'
  EQUITY:
   Cash distributions to
    withdrawn, terminated or
    deceased employees:
     From current year
      contributions                      25,087      43,671      24,181
     From prior years'
      contributions                       4,646       2,560       2,236
   Mead common share
    distributions:
     19,406 shares - 1996             1,110,946
     20,061 shares - 1995                         1,231,144
     24,632 shares - 1994                                     1,243,916
                                     ----------  ----------  ----------
 TOTAL DECREASES                      1,140,679   1,277,375   1,270,333

 NET INCREASE (DECREASE) IN
  PARTICIPANTS' EQUITY                  (14,201)      9,377      (2,661)

 PARTICIPANTS' EQUITY -
  Beginning of plan year                 47,676      38,299      40,960

                                     ----------  ----------  ----------
 PARTICIPANTS' EQUITY-
  End of plan year                   $   33,475  $   47,676  $   38,299
                                     ==========  ==========  ==========

 See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
_________________________________________________________________

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

B.   COMMON SHARES OF THE MEAD CORPORATION

The principle followed in determining the cost of securities purchased and distributed is specific identified cost. The Plan's transactions relating to common shares of The Mead Corporation are as follows:

                            Number      Shares     Unrealized     Shares at
                          of Shares     at Cost   Appreciation  Market Value

Balance at August 31, 1993   27,200   $ 1,148,987   $  149,813   $1,298,800
                                                                ===========
Shares purchased             23,700     1,045,147
Shares distributed          (24,353)   (1,028,671)    (133,749)
Appreciation                                           159,096
                            -------    ----------   ----------
Balance at August 31, 1994   26,547     1,165,463      175,160   $1,340,623
                                                                 ===========
Shares purchased             20,100     1,092,117
Shares distributed          (24,632)   (1,081,345)    (162,358)
Appreciation                                           162,243
                            -------    ----------   ----------
Balance at August 31, 1995   22,015     1,176,235      175,045   $1,351,280
                                                                ===========
Shares purchased             18,900     1,029,515
Shares distributed          (20,061)   (1,071,659)    (157,990)
Appreciation                                            42,745
                            -------    ----------   ----------
Balance at August 31, 1996   20,854    $1,134,091   $   59,800   $1,193,891
                            =======    ==========   ==========   ===========

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

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-37960 and 33-59007 on Form S-8 of our report dated October 18, 1996, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in the Form 10-K/A, Amendment No. 3, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1995.


DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
November 12, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Administrators of the Plan have duly caused this amendment to the Annual Report to be signed by the undersigned, thereunto duly authorized.



                                                 THE MEAD CORPORATION
                                                 (Registrant)



Date:  November 15, 1996                          By: G. T. GESWEIN
                                                      ---------------------
                                                      Controller and
                                                      Chief Accounting
                                                       Officer


                                                  THE MEAD CORPORATION
                                                  EMPLOYEES STOCK PURCHASE PLAN



Date:  November 15, 1996                            By: JAMES D. BELL
                                                        ---------------------
                                                        Director of Benefits