Form 10-K
period 1996-12-31
MEAD CORP
filed 1997-03-13
CIK 64394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                           _________________________

     As of January 24, 1997, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,148,633,552 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

     The number of Common Shares outstanding at February 25, 1997 was
52,236,180.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 24, 1997, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 12, 1997.
================================================================================

                                    PART I


Item 1. Business

     Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes school and office supplies, and distributes paper and other industrial supplies.

     Mead was incorporated in 1930 under the laws of the state of Ohio as the outgrowth of a paper manufacturing business founded in 1846, and has its principal executive offices at Mead World Headquarters, Courthouse Plaza Northeast, Dayton, Ohio 45463, telephone (937) 495-6323. Except as otherwise indicated by the context, the terms "Company" or "Mead" as used herein refer to The Mead Corporation and its subsidiaries.

Segment Information

     Segment information is also included in Note R on pages 50-52.

                                     Paper

     Mead's Fine Paper division manufactures coated and uncoated papers for commercial printing; form bond and carbonless paper and papers for conversion by others into business forms; cut-size copier paper; and other uncoated papers for conversion by others into such products as greeting cards and bank checks. Mead's Publishing Paper division manufactures web coated offset paper for use by book, magazine, catalog and advertising brochure publishers. The Fine Paper division sells papers manufactured by both divisions nationwide, both on a direct basis to printers and converters and through paper merchants, including merchants owned by Mead. Additionally, Escanaba Paper Company and Mead Oxford Corporation, wholly-owned subsidiaries, sell output to the Publishing Paper division of Mead, which resells the paper directly to publishers and printers. The pulp mills adjacent to the paper mills of these divisions and the pulp mill owned by an affiliate (see "Forest Products Affiliates") produce virtually all of the pulp required for use in these paper mills.

     The Company's Gilbert Paper division manufactures cotton content and premium sulfite paper and premium recycled papers, including bond, banknote, text and cover, and papers for ink jet and laser printers, and sells these products principally through paper merchants, including merchants owned by Mead, as well as retail stores.

     Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative laminating papers. This division also manufactures and sells specialty papers used in industrial applications. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

     The Mead Pulp Sales division sells market pulp worldwide manufactured by Northwood Pulp and Timber Ltd. of Canada, Great Lakes Pulp and Fibre, Inc. in Menominee, Michigan, and Mead Publishing Paper of Escanaba, Michigan and Rumford, Maine. Mead Pulp Sales also represents MODO Paper AB, of Sweden, and Votorantim Celulose e Papel, of Brazil, for the sale of pulp in North America. Mead Pulp Sales also sells through its affiliates International Fibre Sales in Europe and Pulp Asia Ltd. in Japan, and through independent agents in all major pulp consuming areas of the world.

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

                           Forest Products Affiliates

     Northwood Forest Industries Ltd. ("Northwood"), which is owned 50% by Mead and 50% by Noranda Forest Inc. ("Noranda"), manufactures bleached softwood kraft pulp at its 1,650 short ton-per-day mill in Prince George, British Columbia. The principal markets for its pulp are in North America, western Europe and the Far East. Lumber and plywood products are also produced at Northwood's five sawmills and its plywood plant in British Columbia. Northwood has the annual capacity to produce over one billion board feet of lumber and 170 million square feet of plywood (3/8-inch basis). Northwood's solid wood products operations provide about 760,000 tons (Metric ODT) of wood chips or 70% of the fiber requirements for the pulp mill. A wood preserving operation also treats lumber and custom treats plywood from other sources.

     Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Noranda located in Bemidji, Minnesota, has the annual capacity to produce approximately 370 million square feet of oriented structural board ("OSB") (3/8-inch basis).

     All of the wood products produced by Northwood and Panelboard are sold through a subsidiary of Noranda primarily in North America with approximately 10% sold to export markets. All of the market pulp produced by Northwood is sold by Mead Pulp Sales. Mead has a long-term contract with Northwood pursuant to which Mead is entitled to purchase such of Northwood's pulp production as it may require.

                                  Timberlands

     Mead obtains most of its wood requirements from private contractors or suppliers and from Company-owned timberlands. The annual wood requirement for Mead's wholly-owned operations (including Rumford, Maine for two months) in 1996 was approximately 7,500,000 tons, of which approximately 19% was obtained from timberlands owned or leased by Mead. The annual wood requirement for Mead's wholly-owned operations (including Rumford, Maine for twelve months) expected in 1997 will be approximately 9,100,000 tons, of which approximately 22% will be obtained from timberlands owned or leased by Mead.

     The approximate annual requirement of wood for both Northwood and Panelboard is 6,100,000 tons. At Northwood, the majority of wood is obtained from Crown Lands through various types of cutting rights which are terminable or renegotiable at the government's initiative and from third parties having similar cutting rights. At Panelboard, wood is obtained from both private landowners and various governmental sources (federal, state and county).

     As of December 31, 1996, Mead owned or controlled approximately 2,050,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements which expire at different times through 2027.

                  Distribution and School and Office Products

     Zellerbach, Mead's distribution division, is a national distributor of a full line of printing papers, packaging materials and equipment, and industrial supplies. These products are distributed through a network of wholesale locations and printer-supply centers. The business units carry inventory or order products against sales orders, depending upon the product and service requirements. Zellerbach distributes not only products of Mead, but also those of several hundred other manufacturers. In the distribution of paper and other products, competing merchants frequently distribute products of the same supplier.

     The Mead School and Office Products division manufactures and distributes a line of school supplies (including filler paper, wirebound notebooks, portfolios and looseleaf binders) as well as a line of office supply products (including envelopes, filing supplies and vinyl folders and binders). The division's products are distributed primarily through mass market retailers, office supply superstores and warehouse clubs. The school supply segment is highly seasonal with inventories beginning to be built in the winter and spring for shipment in late spring and summer, while the home and office products portion of the business is generally less seasonal in nature. Manufacturing is done in six facilities and distributed from seven distribution centers in the United States. Internationally, one manufacturing facility and distribution center is located in Canada and one manufacturing facility is located in Mexico.

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

                                  Competition

     Mead competes on a world-wide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Fine Paper and Publishing Paper divisions compete with numerous other major paper manufacturers. The Specialty division competes primarily with North American and European based decorative laminating papermakers. The Gilbert division competes with a number of other manufacturers of premium cotton, sulfite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleached sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and other global systems-based multiple packaging suppliers, as well as suppliers of other non-boxboard packaging systems. The Containerboard division competes primarily with container producers, and corrugating and medium producers in several market areas in the United States. The Zellerbach division competes with national and regional merchant chains, as well as independent local merchants. The School and Office Products division competes with national and regional converters, some with broad product offerings and others focused on narrow product segments.

                          Employee and Labor Relations

     Mead employs approximately 14,100 persons within the United States and 2,000 persons outside the United States. Approximately 7,800 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood, employs approximately 2,500 persons. Mead and Northwood together have approximately 50 labor agreements currently in force of which approximately one-fifth are subject to renegotiation each year.

     Mead's employee relation policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1996 were concluded without any strikes.

               Trademarks, Trade Names, Patents, and Franchises

     Mead has a large number of trademarks and trade names under which it conducts its business, including "Mead," "Mead Papers," "Mead Packaging," "Zellerbach," "Z," "Montag," "M and Design," "Trans/Rite," "Trans/Tab," "Duodozen," "Cluster-Pak," "Aria," "Cambridge," "Apex," "Info," "Trapper," "Trapper Keeper," "Neatbook," "Gilbert," "Oxford," "Gilcrest," "OPAS," "Signature," "CNK," "Five Star," "First Gear," "Neu-Tech," "Esse," "Organizer," "Spiral," "sig-NATURE," "Management Series," "Duraline," "Appli," "Duoply," and many others. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

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

     During the past five years (January 1, 1992 - December 31, 1996), Mead (including its share of Northwood expenditures) constructed air and water pollution control and other environmental facilities at a cost of approximately $117 million. Significant environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, air emission controls and the construction of solid waste disposal facilities. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes, though management anticipates that these expenditures will increase as regulatory requirements become more stringent. Taking these uncertainties into account, Mead estimates that in the next five years it may be required to incur expenditures of approximately $153 million.

     A substantial portion of the expected increase in capital expenditures for the next five years is related to new regulations under the Clean Air Act and Clean Water Act, which are expected to be promulgated in final form by the United States Environmental Protection Agency ("USEPA") in 1997. These regulations, proposed in December 1993, are intended to reduce air and water discharges of specific substances from pulp and paper mills in the United States, and to require installation of additional pollution control equipment based on best available technology. The American Forest and Paper Association ("AF&PA") has estimated these regulations, if implemented as proposed, could cost the pulp and paper industry over $10 billion in capital expenditures, and force the closing of approximately 30 plants and the loss of an estimated 19,000 mill jobs. However, Mead does not expect these regulations to be enacted as presently proposed. Mead has included in its capital spending plans amounts necessary to comply with the regulations in the form Mead expects them to be enacted.

     The USEPA issued proposed regulations implementing the Federal Great Lakes Critical Programs Act of 1990 in 1993, which was enacted as a result of an agreement between the United States and Canada in the 1970s to seek greater consistency for water quality standards among the Great Lakes states (the Great Lakes Initiative or "GLI"). The USEPA issued final regulations in 1995 which establish minimum water quality criteria, anti-degradation policies and implementation procedures. In 1995, several parties filed lawsuits challenging the final regulations, including the AF&PA. Current industry estimates indicate that compliance with these regulations may cost affected forest products companies, in the aggregate, over $800 million. While the lawsuits remain pending, various Great Lake states, including Michigan, have proceeded to propose or adopt state regulations purporting to meet the requirements of the federal GLI regulations. The Michigan regulations are substantially similar to the federal regulations, and Mead has estimated that the cost of complying with the proposed regulations, in respect of Mead's Escanaba facility, could range from $100 million to $150 million in capital expenditures, with a significant increase in annual operating costs. These costs are not included in Mead's anticipated environmental expenditures discussed above. Mead opposes these regulations because Mead believes they are unnecessary and most are unreasonable. The State of Ohio has determined at this time that it will not apply GLI regulations to facilities discharging into the Ohio River Basin. Mead's Chillicothe, Ohio facility discharges into the Ohio River Basin.

     Mead believes that most of the earlier expenditures for environmental control have been beneficial. However, Mead and the trade associations of which Mead is a member have challenged and are continuing to challenge in administrative and judicial proceedings, federal and state environmental control regulations which they do not believe are beneficial to the environment or the public. In some instances, those trade associations may also seek legislative remedies to correct unnecessary or impractical requirements of existing laws.

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

     Mead has been notified by the USEPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at 6 sites currently operated or used by Mead. Mead is also currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution under federal, state or local laws with respect to at least 12 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in
Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $39 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next five years discussed above. Mead believes that it is reasonably possible that costs associated with these owned and unowned sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $50 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based.

Item 2. Properties

     Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased and certain warehouses which are owned or leased and managed by third parties for Zellerbach, Mead owns all of the properties described herein. For additional information regarding leases see Note O on page 49. For additional information concerning Mead's timberlands and properties of affiliates, see Part 1, Item 1. "Business".

     Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed below:



Business Unit       Facility Locations         Principal Use
-------------       -------------------        -------------
Fine Paper          Chillicothe, Ohio          Pulp mill, coated, uncoated and
                                               carbonless paper mill

                    Indianapolis, Indiana      Carbonless coating facility

Publishing Paper    Escanaba, Michigan         Pulp mill, coated paper mill
                    Rumford, Maine             Pulp mill, coated, uncoated
                                               and specialty paper mill

Gilbert Paper       Menasha, Wisconsin         Cotton and recycled content
                                               and specialty paper mill

Specialty Paper     South Lee, Massachusetts   Decorative laminating and
                                               specialty paper mill

Packaging           Anniston, Alabama          Paperboard packaging, multiple
                    Lanett, Alabama            packaging systems for beverage
                    Atlanta, Georgia           and food, packaging machinery
                    Buena Park, California     manufacturing or repair
                    Chicago, Illinois          facilities and ink manufacture
                    Ajax, Ontario, Canada
                    Chateauroux, France
                    Trento, Italy
                    Roosendaal, The Netherlands
                    Trier-Ehrang, Germany
                    Bristol, England
                    Shimada, Japan
                    Bilbao, Spain

Containerboard      8 plants within the United Corrugated container
                    States in midwest and      manufacturing facilities
                    southern regions

                    Stevenson, Alabama         Corrugating medium mill

Coated Board        Phenix City, Alabama       Coated paperboard mill,
                    Venlo, The Netherlands     sheeting facilities and sawmills
                    Cottonton, Alabama
                    Greenville, Georgia

School and Office   6 manufacturing and 7      Home, office and school products
Products            distribution locations     manufacturing and distribution
                    throughout the United      facilities
                    States, one manufacturing
                    and distribution location
                    in Toronto, Ontario, Canada
                    and one manufacturing
                    location in Nuevo Laredo,
                    Mexico


Zellerbach          38 wholesale locations     Paper, packaging equipment and
                    throughout the United      supplies distribution facilities
                    States; one converting
                    operation; 41 printer-
                    supply centers; and 5
                    third party warehouses

Item 3. Legal Proceedings

     In September 1993 Mead signed a Consent Order with USEPA under Section 3008(h) of the Resource Conservation and Recovery Act with respect to a landfill (the Storage Depot Site) owned and operated by Mead Fine Paper division's Chillicothe, Ohio, mill. Pursuant to the terms of that Order, Mead has performed investigative and remedial work designed to control releases of hazardous substances from the Site. USEPA has approved final reports for each of the tasks required under the Order, and Mead is awaiting USEPA approval of a long-term operation and monitoring program for the Site. Early in 1996, Mead and the U.S. Navy reached an agreement under which the U.S. Navy agreed to pay approximately $1.1 million of past costs incurred and 60% of costs to be incurred under the Order with USEPA, including future operation and monitoring costs for 25 years. In May 1996, Mead received a notice from USEPA alleging that Mead was not operating and maintaining the groundwater treatment system at the Site in accordance with the terms of the Order and demanding stipulated penalties of approximately $250,000. Mead denied the allegations and invoked the dispute resolution provisions of the Order. Mead asserted that the groundwater treatment system was down for extraordinary repairs and maintenance and that the non-operation of the system did not constitute a violation of the Order. In January 1997, the penalty dispute was resolved in accordance with the terms of the Order, and Mead was ordered to pay a penalty of $29,000.

     In March 1991, Mead was served with a complaint entitled Beazer East Inc.
                                                              ----------------
v. The Mead Corporation, C.A. No. 91-0408, filed in the United States District
-----------------------
Court for the Western District of Pennsylvania. The complaint alleges that Mead is liable to Beazer for contribution for past and future environmental remediation costs to be incurred by Beazer as a result of any corrective measures required at the Woodward Facility located in Dolomite, Alabama. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. Proceedings continue in court regarding Beazer's contribution claim. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition or results of operations of the Company.

     The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site") is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In June 1994 Mead agreed with TDEC to commence a removal action at the closed coke plant site to permit demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. The removal action was completed by December 1994. In August 1993, the federal Agency for Toxic Substances and Disease Registry ("ATSDR") issued a health advisory for a site identified as the Tennessee Products Site, which included the coke manufacturing facility formerly owned by Mead. In January 1994, the USEPA proposed adding the Tennessee Products Site to the National Priorities List ("NPL"). Mead objected to the proposed listing on several grounds, but in particular because of the inclusion of the coke facility with non-contiguous, geographically distinct properties in the area, including the Chattanooga Creek. In September 1995, the USEPA promulgated a final listing of the Tennessee Products Site. In December 1995, Mead filed a notice of appeal in the Court of Appeals for the District of Columbia challenging the USEPA's listing action. In November 1996, the Court of Appeals ruled in Mead's favor and vacated the inclusion of the Coke Plant Site as part of the Tennessee Products Site. Jurisdiction over the coke plant property reverted back to the State of Tennessee. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, formerly a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not believe that this proceeding will have a material adverse effect on the financial condition or results of operations of the Company.

     In June 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near the Coke Plant Site. Costs of the proposed removal action were estimated by USEPA to be approximately $5.1MM. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from USEPA advising them of their potential liability for the removal action. In December 1996, USEPA issued Unilateral Administrative Orders under Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the 106 Order. Preliminary analyses by USEPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the USEPA as a result of the failure to comply with such order. Mead believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the USEPA, that it has sufficient cause for its decision not to comply with the 106 Order. However, if the USEPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action.

     In 1996, Mead received proposed Findings and Orders from Ohio EPA in connection with various alleged, unrelated air violations at the Mead Fine Paper mill in Chillicothe, Ohio dating back to 1989. The alleged violations concerned particulate emissions from a coal-fired boiler in 1989, the alleged absence of a permit for the facility's chlorine unloading station and the delayed installation of equipment to control odors. Mead has objected to the Findings and Orders and is negotiating with the Agency. Mead does not believe that any such proceeding will have a material adverse effect on the Company.

     Additional information is included in Part I, Item 1, "Business-- Environmental Laws and Regulations," Note L on pages 44-45 and Note P on page 50.

     Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, will not have a material adverse effect on the financial condition or results of operations of Mead.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Company

     The Executive Officers of Mead as of February 1, 1997, their ages, their positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:

     Name                   Age              Position and Office
     ----                   ---              -------------------

William R. Graber            53     Vice President and Chief Financial Officer
                                    since December 1993; prior to that Vice
                                    President and Treasurer since April 1993;
                                    Treasurer since September 1992; Controller
                                    since April 1991.

Elias M. Karter              56     Executive Vice President since April,
                                    1996; prior to that Vice President,
                                    Operating Officer since July 1994; prior to
                                    that Vice President, Manufacturing &
                                    Technology.

Raymond W. Lane              48     Executive Vice President since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July 1994; prior to that
                                    President of Mead School and Office Products
                                    Division.

Steven C. Mason              60     Director; Chairman of the Board and Chief
                                    Executive Officer since May 1992; prior to
                                    that President from December 1994 to April
                                    1996, and Vice Chairman from April 1991 to
                                    May 1992.

Charles J. Mazza             54     Vice President, Human Resources.

Wallace O. Nugent            58     Vice President, Purchasing and Logistics
                                    since January 1993; prior to that Vice
                                    President, Marketing and Supply.

Thomas E. Palmer             57     Vice President, General Counsel and
                                    Secretary since November 1996; prior to that
                                    Vice President and General Counsel since
                                    September 1991.

Jerome F. Tatar              50     Director; President and Chief Operating
                                    Officer since April 1996; prior to that
                                    Vice President, Operating Officer since July
                                    1994; prior to that President of Mead Fine
                                    Paper Division.

All Executive Officers of Mead are elected annually by the Board of Directors.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock
Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE
------------------------------
                                         1996                       1995
                                         ----                       ----
                                     High     Low               High      Low
                                     ----     ---               ----      ---

First quarter                      $57.625  $49.000            $55.500  $48.625
Second quarter                      57.625   50.875             59.750   48.625
Third quarter                       61.375   48.500             64.125   57.250
Fourth quarter                      60.375   54.500             59.500   50.500


DIVIDENDS PAID PER COMMON SHARE
-------------------------------
                                        1996                   1995
                                        ----                   ----
First quarter                          $ .28                  $ .25
Second quarter                           .30                    .28
Third quarter                            .30                    .28
Fourth quarter                           .30                    .28
                                       -----                  -----
Year                                   $1.18                  $1.09
                                       =====                  =====

     The number of Common shareowners of record as of February 25, 1997, was 52,236,180. See Note H on pages 39-40 for information regarding the amount of retained earnings available for dividends.


Item 6. Selected Financial Data
Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources
          (All dollar amounts in millions, except per share amounts)
------------------------------------------------------------------------------------------------
Year Ended December 31                        1996       1995       1994       1993       1992
------------------------------------------------------------------------------------------------
Operations:
 Net sales                                  $4,706.5   $5,179.4   $4,557.5   $4,239.0   $4,208.4
 Earnings from continuing operations           189.9      342.5       89.6       95.7       13.7
 Earnings from continuing operations per
   common and common equivalent share           3.57       6.19       1.52       1.61        .23
Liquidity:
 Working capital                               431.6      545.5      806.5      380.3      375.2
 Current ratio                                   1.6        1.7        1.7        1.6        1.6
Assets:
 Property, plant and equipment-net           3,120.4    2,364.1    2,313.9    2,239.6    2,175.1
 Total assets                                4,985.9    4,372.8    4,862.6    4,073.3    3,934.4
Capital:
 Borrowed capital-long-term debt             1,239.7      694.8      957.7    1,360.0    1,317.5
 Equity capital                              2,246.4    2,160.2    2,182.6    1,578.0    1,495.4
                                            --------   --------   --------   --------   --------
   Total capital                            $3,486.1   $2,855.0   $3,140.3   $2,938.0   $2,812.9
Borrowed capital as a
 percent of total capital                       35.6%      24.3%      30.5%      46.3%      46.8%
Cash dividends per common share             $   1.18   $   1.09   $   1.00   $   1.00   $   1.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             REVIEW OF OPERATIONS
                             --------------------
OVERVIEW OF 1996

Sales volume increased for many of Mead's major products in 1996, but earnings from operations did not reach the record level of 1995, as a general weakening in market demand led to a decline in prices for pulp, paper and containerboard from the levels reached in the prior year. Price declines were significant for coated papers, corrugating medium and pulp. Pricing was relatively stable in specialty papers, carbonless papers and coated paperboard. Mead's mills and facilities operated well in 1996.

Earnings improved in 1996 over 1995 at Packaging, Specialty Paper, Coated Board and Gilbert Paper. For 1996, earnings decreased at Publishing Paper, Containerboard, Fine Paper, Zellerbach, School and Office Products and Mead's Northwood affiliates.

Sales revenue of $4.707 billion declined from $5.179 billion in 1995 as a result of lower pricing in many businesses and lower printing paper sales volume in Mead's distribution business. Pricing had strengthened in 1994 and 1995, especially for pulp, coated paper, corrugating medium and coated paperboard. However, in the fourth quarter of 1995, prices for many grades started to weaken as market demand softened. Prices continued to decline through much of 1996.

Within Mead's paper operations, sales volume of coated papers produced at Escanaba, Michigan, and Chillicothe, Ohio, increased significantly during 1996 as customer orders increased during the second half of the year. Sales volume of carbonless and specialty papers also increased in 1996. Lower prices for coated papers, however, led to lower earnings for the paper segment. In the fourth quarter of 1996, Mead acquired an integrated coated paper mill in Rumford, Maine, which strengthened the company's position as a leading producer of a full range of coated papers, and enhanced its position in specialty papers. The acquisition included 667,000 acres of timberland which increased Mead's integrated fiber supply.

At the Containerboard division, a steep drop in selling prices during the year led to a significant decline in operating results from 1995, despite favorable operating performance and increased sales volume of medium. The division completed construction and started up a second paperboard machine in the third quarter of 1996 ahead of schedule. Sales and earnings at Mead Packaging continued to grow worldwide. At Coated Board, operating efficiencies led to increased production, and earnings improved, despite a slight decline in sales volume.

Sales and earnings for Mead's distribution business, Zellerbach, declined as market weakness, especially in the commercial printing market, led to lower pricing and sales volume. For School and Office Products, sales volume continued to improve, although earnings were slightly below 1995's record level on lower prices for paper-based products.


Earnings Per Share Analysis
-----------------------------------------------------------------
                                      1996      1995      1994
                                    ---------  -------  ---------

Continuing operations
 before significant items            $3.57     $6.19    $ 2.29
Significant items                                         (.77)
                                     -----     -----    ------
Continuing operations                 3.57      6.19      1.52



Discontinued operations                .10       .14      9.87
Extraordinary item                                        (.18)
                                     -----     -----    ------
Net earnings                         $3.67     $6.33    $11.21
                                     =====     =====    ======

-----------------------------------------------------------------

In 1996, the company realized a gain of $5.4 million ($.10 per share) resulting from the sale of a previously discontinued business, Mead Imaging. In 1996, the company also completed the sale of its previously discontinued reinsurance business with no impact on earnings.

In 1995, the company realized a gain of $7.5 million ($.14 per share) resulting from adjustments related to the sale of its Electronic Publishing segment in 1994. In 1994, the company realized $9.87 per share from discontinued operations which consisted of a gain on the sale of the Electronic Publishing segment, that segment's operating earnings through the sale date, adjustments affecting Mead's reinsurance business and charges related to environmental matters at the company's discontinued Industrial Manufacturing segment. The extraordinary item in 1994 of $.18 was for per share losses associated with the prepayment of debt. The company also recorded significant items totaling $.77 per share. Those items included charges for the estimated loss from the sale of the Kingsport, Tennessee, paper mill, facilities consolidations and related severance primarily at Zellerbach, the negative effect of an unusually large dollar amount of pension settlement payments and other smaller matters. Also included in significant items is the positive effect of an amount for Mead's share of Northwood's earnings due to refunds of countervailing duties on lumber exports from Canada in prior years.

Depreciation, amortization and depletion of property, plant and equipment amounted to $203 million in 1996, compared to $191 million in 1995 and $188 million in 1994. Most of the increase in 1996 was a result of the acquisition of the Rumford mill in November 1996.

                                     PAPER

--------------------------------------------------------------
Segment Summary (in millions)      1996      1995      1994
---------------                  --------  --------  ---------

Sales                            $1,251.3  $1,243.3  $1,156.8
                                 ========  ========  ========
Earnings before
  significant items
  and income taxes                  193.8     330.8     137.9
                                 --------  --------  --------
Significant items                                       (65.9)
Earnings before
  income taxes                   $  193.8  $  330.8  $   72.0
                                 ========  ========  ========
--------------------------------------------------------------

Sales in Mead's paper segment increased by 1% over 1995 on an 11% increase in volume as a result of lower selling prices for coated and uncoated papers. Earnings before income taxes were 41% below 1995 primarily because of lower prices.

Market weakness which began in the second half of 1995 continued through the first half of 1996 as customers cut back orders and worked down the inventories they had built during a period of rising paper prices in 1994 and 1995. Weaker markets led to a sharp decline in selling prices for coated and uncoated papers. The average price for coated publishing paper was about 20% lower in 1996 than in 1995. The average price for other coated paper was about 10% lower in 1996 than in 1995. By mid-year 1996, customer order levels began to improve, and sales volume strengthened. Prices, however, continued to weaken through the end of the year. European coated paper capacity is expected to grow at a faster rate than domestic capacity in 1997 and 1998, and the impact of that increase on the U.S. market is uncertain. Demand and prices for carbonless and specialty grades remained relatively stable in 1996.

Mead's paper mills operated well in 1996. Mill inventories increased during much of the year but as orders strengthened and shipments increased in the second half of the year, inventories began to decline late in the year. For the full year 1996, both production and sales volume were ahead of 1995.

In 1995, paper segment sales improved 7% over 1994. Earnings before significant items and income taxes improved 140% as a result of higher selling prices and productivity gains from cost reductions and improved product mix.

Mead Publishing Paper
---------------------

The Publishing Paper division produces coated papers for book and magazine publishers and catalog and commercial printers.

Division sales revenue declined, and earnings were much lower in 1996 than 1995 as a result of lower selling prices for coated paper. Despite the general market weakness that was reflected in lower pricing, both mill production and sales volume reached record levels. Inventories at the division's Escanaba, Michigan, publishing paper mill rose during the first half of the year. The mill took market-related downtime in the second and third quarters of the year. As customer order rates improved in the second half of the year, inventories declined, ending the year about 15% below where they began.

In November 1996, Mead acquired an integrated coated paper mill in Rumford, Maine, including 600,000 acres of timberland. The mill adds about 600,000 tons of annual capacity, primarily coated paper. The mill also produces high-value specialty papers and some uncoated commodity papers. The purchase strengthens Mead's position as a leading producer of a full range of coated papers and is expected to result in increased efficiencies in pulp usage, manufacturing, distribution and service. The mill will be managed as part of the Publishing Paper division.

In 1995, the division's sales increased over 1994 and earnings improved significantly as a result of a rapid rise in coated paper prices and strong volume during much of the year.

Mead Fine Paper
---------------

Mead Fine Paper produces coated and uncoated papers for business and specialty uses and is a leading producer of carbonless copy papers.

Division sales increased over 1995 as a result of increased sales volume of coated, uncoated and carbonless papers. Earnings were below 1995, however, as weaker overall market demand, which began in the second half of 1995, continued during most of the year and led to lower selling prices for coated and uncoated papers. The effect on earnings of lower selling prices was partially offset by production efficiencies, improved sales mix and cost reductions. Paper mill production increased in 1996 for all grades. Mill inventories increased during the first part of the year but were reduced in the second half. The enhanced coated paper grade line introduced in 1995 was well received in the marketplace in 1996. The grade line introduction was the result of a $110 million mill upgrade. Coated paper shipments in 1996 were significantly ahead of 1995 levels. Also during the year, distribution through paper merchant channels was expanded in the western United States.

In 1995, sales increased over 1994, and operating earnings improved as a result of higher selling prices for paper and continued productivity improvements, primarily in cost control at the Chillicothe, Ohio, mill. In May of 1995, Mead completed the sale of the division's mill in Kingsport, Tennessee.

Mead Specialty Paper
--------------------

Mead Specialty Paper manufactures a variety of decorative papers for both high and low pressure laminates used in furniture, flooring, countertops and cabinets, and specialty grades used in various industrial applications, including automotive.

The division's sales and earnings improved in 1996 over 1995, driven by a stronger sales mix, new product introductions and productivity improvements. Overall production and sales volumes were up slightly from 1995. Costs remained stable during the year as costs for purchased pulp moderated from high levels in 1995. Product growth continued in wear-resistant overlay papers used in flooring applications.

Demand for decorative papers, which had weakened in the second half of 1995, began to strengthen in mid-1996 as housing and remodeling markets improved. Automotive markets remained strong throughout 1996.

In 1995, earnings improved over 1994, based on higher selling prices, a strong sales mix and productivity improvements.

Gilbert Paper
-------------

The Gilbert Paper division produces high-quality communications papers, including cotton-content bonds, specialty text and cover papers and papers for ink-jet and laser printers.

Sales increased over 1995 on higher sales volume, despite lower average selling prices. Earnings were up slightly over 1995 as a result of higher sales volume and lower costs for purchased wood pulp. Sales volume growth was driven by the continued increase in retail sales of ink-jet and laser printing papers which began in 1995, reflecting growing demand from small businesses and home offices. During the year the division introduced a product line aimed at the growing market for mid-priced text and cover papers, upgraded three product lines and began construction of a converting and distribution facility to be completed in the first half of 1997.

In 1995, sales increased over 1994 as a result of higher selling prices and increased volume, but earnings declined slightly on higher costs for purchased pulp and expenses related to capital improvements and market growth strategies.


                            PACKAGING AND PAPERBOARD

-------------------------------------------------------------

Segment Summary (in millions)      1996      1995      1994
---------------                  --------  --------  --------

Sales                            $1,371.4  $1,428.8  $1,254.5
                                 ========  ========  ========
Earnings before
  significant items and
  income taxes                      138.6     184.9     130.7
Significant items                                        (6.9)
                                 --------  --------  --------
Earnings before
  income taxes                   $  138.6  $  184.9  $  123.8
                                 ========  ========  ========
--------------------------------------------------------------

Sales for the Packaging and Paperboard segment decreased 4% in 1996 despite 7% higher sales volume. Earnings declined as a result of much lower selling prices for corrugating medium. Near the end of 1995, prices for medium began to decline from peak levels, falling sharply in 1996 following an increase in industry capacity and a weakening in demand for corrugated containers. New U.S. containerboard capacity is expected to grow at a more moderate rate in the next two years than it did over the last several years. Market prices for medium averaged almost 45% lower in 1996 than in 1995, and prices for containers declined 10%.

1995 sales increased over 1994, and earnings improved on the strength of higher prices for both corrugating medium and coated paperboard as well as productivity improvements.

Mead Coated Board
-----------------

Mead Coated Board manufactures coated unbleached kraft paperboard for use in multiple beverage packaging and folding cartons. Customers include folding carton manufacturers in North America and Europe, and Mead Packaging's worldwide business.

Sales for the division were up slightly from 1995. Earnings improved slightly from the prior year, as lower sales volume of paperboard was offset by cost reductions and production efficiencies and higher sales volume and prices at the division's sawmill operations. Sales of coated paperboard to Mead Packaging for multiple beverage packaging increased during the year. Growth continued in sales and earnings from coated paperboard sold to European folding carton manufacturers. In the North American folding carton market, weak demand which started in the fourth quarter of 1995 continued into 1996 and resulted in lower sales volume and a decline in selling prices during the second half of the year. In the division's sawmill operations, results improved in 1996 as sawlog costs declined and a strengthening in the housing market led to an increase in sales volume and selling prices for wood products.

Production at the division's Mahrt mill in Alabama continued to increase in 1996, moving up 3% from 1995. Inventories increased during the year, in part because of a decline in sales volume, and also in preparation for a scheduled shutdown and rebuild of the mill's #1 paperboard machine in 1997. The machine rebuild includes extensive quality improvements and will increase machine capacity by 35,000 tons annually beginning in 1998. The rebuild is expected to be completed in mid-1997. During 1996, the rebuild of the mill's #2 paperboard machine was completed. Both rebuilds are part of a $60 million capital investment program begun in 1995 to improve quality.

     In 1995, division earnings improved over 1994 as a result of higher selling prices for paperboard as well as productivity improvements that included cost reductions, higher production volume and favorable sales mix.

     Mead Packaging
     --------------

     Mead Packaging is a leading worldwide supplier of multiple beverage packaging and packaging systems. It also provides multiple packaging for food and other products. Customers include large and small brewers, soft drink bottlers, and food and other consumer products companies.

     Earnings improved over 1995 on increased sales volume, cost reductions and productivity improvements from increased efficiencies in converting operations. Selling prices for beverage cartons improved modestly overall, but varied by market. Sales volume increased worldwide as a result of strong demand in the North American market and the placement of new packaging systems in Europe, South America, Asia and Australia. International sales and earnings were ahead of 1995. During 1996, the division consolidated some North American converting operations. It completed construction and began operation of a new printing and converting facility in Lanett, Alabama, closed a converting facility in Fairless Hills, Pennsylvania, and announced the planned closing of another converting facility in Godfrey, Illinois.

     In 1995, earnings improved over 1994 on increased sales volume and productivity improvements that resulted from cost reductions in converting operations.

     Mead Containerboard
     -------------------

     Mead Containerboard produces corrugating medium used in shipping containers and operates eight corrugated container plants.

     Sales and earnings declined significantly from 1995 as market weakness led to much lower selling prices for corrugating medium and a decline in prices and sales volume of shipping containers. Despite a slow recovery in demand for containerboard in the second half of the year, selling prices for medium remained depressed through the end of 1996.

     During 1996, the division completed construction and started up a new paperboard machine at its Stevenson, Alabama, mill for the production of corrugating medium. The #2 paperboard machine, budgeted at $185 million and scheduled for startup in the first quarter of 1997, began operation near the end of the third quarter of 1996 and was completed for $176 million. As a result of an early and efficient startup and increased production from the #1 machine, overall mill production and sales volume increased significantly in 1996. Production and sales volumes at Mead's corrugated container plants were below 1995 levels.

     In June 1996, Mead announced a capital investment program of $224 million to expand the capacity of the new corrugating medium machine and to upgrade the environmental systems at the mill. This second phase of construction will add virgin pulp-making capabilities, a wood fuel boiler and additional dryers to the new machine. It will increase annual capacity of the #2 machine from 225,000 tons to 390,000 tons and replace the mill's chemical recovery system. Completion of the second phase of construction is expected in 1999.

     In 1995, the division's sales and earnings increased significantly over 1994 as a result of strong market demand and higher selling prices. Markets which had been depressed in 1993, improved significantly in 1994 and the first half of 1995 leading to improved prices for medium and containers.

                  DISTRIBUTION AND SCHOOL AND OFFICE PRODUCTS

--------------------------------------------------------------
Segment Summary (in millions)      1996       1995       1994
                                 --------   --------   --------

         Sales                   $2,083.8   $2,507.3   $2,146.2
                                 ========   ========   ========
         Earnings before
           significant items and
           income taxes              69.3       77.3       37.8
         Significant items                                (17.3)
                                 --------   --------   --------
         Earnings before
           taxes                 $   69.3   $   77.3   $   20.5
                                 ========   ========   ========
---------------------------------------------------------------

     Sales decreased 17% in 1996 in the Distribution and School and Office Products segment on lower prices and volume in the distribution business. Earnings decreased 10% for the segment as a result of declining sales at Zellerbach, Mead's distribution business, and operating results in the School and Office Products division that were slightly below last year's record level. In 1995, sales and earnings increased over 1994 as a result of strong markets and improved operations.

     Zellerbach
     ----------

     Zellerbach is a sales and marketing organization distributing value-added solutions and services for business through its three units: printing papers; packaging systems including equipment and supplies; and industrial/commercial supplies.

     Sales revenue declined from 1995 and 1994 levels as a result of declines in prices in all three business units, particularly printing paper. Overall prices for printing paper declined 15%, with prices for uncoated paper down 36% from the peak in 1995. At the end of 1996, printing paper prices remained at low levels. In 1996, sales volume declined about 10% in the three business units as a result of weaker market demand and the strategic refocusing of the customer base.

     Operating earnings decreased from 1995 as a result of lower prices and volume, though margin rates improved as a result of lower product costs. 1996 operating earnings were above the 1994 level. During 1996, the division continued to improve its processes and procedures in an effort to increase operating efficiency and the organization's effectiveness in serving customers.

     In 1995, sales revenue increased over 1994 and operating earnings improved significantly as a result of stronger markets, much higher selling prices for printing papers and reduced operating expenses through operating improvements and facility consolidations.


     Mead School and Office Products
     -------------------------------

     Mead's School and Office Products division is a leading converter and distributor of paper-based school supplies. It also provides stationery products for home and office use and is the industry leader in fashion and product design.

     Division sales and earnings declined slightly from the record level of 1995, despite somewhat higher sales volume, as a result of lower selling prices for paper-based products. Sales volume growth in the Canadian market continued through Hilroy, the leading converter of paper-based school and office products in Canada which Mead acquired in 1994. In 1995, division sales and earnings increased over 1994 as a result of higher selling prices, continued productivity improvement, an improved sales mix of value-added products and the additional sales of Hilroy.

     The growth in 1996 of value-added products was driven by the Five Star/R/ and Five Star/R/ First Gear/R/ lines. Strong plant operating performance also contributed to productivity improvements in 1996.


     INVESTEES
     ---------

     Mead's primary investees are Northwood Forest Industries Limited, a large producer of northern bleached softwood kraft (NBSK) pulp and solid wood products in British Columbia, Canada, and Northwood Panelboard Company, an oriented structural board (OSB) mill in Bemidji, Minnesota. Both are 50%- owned by Mead and Noranda Forest Inc. of Canada. Pulp from Northwood is sold throughout the world by Mead Pulp Sales. Sales of wood products, including lumber, plywood, and OSB, are managed by Noranda Forest Sales Inc. Additionally, as part of the purchase of the Rumford, Maine, paper mill, Mead acquired a 30% ownership interest in a limited partnership which operates the cogeneration facility located at the mill.

     1996 sales of the Northwood companies were down 16% from 1995 as significantly lower prices for pulp, lower sales volume for pulp and lower OSB prices were only partially offset by stronger lumber prices. Mead's share of all investees' earnings in 1996 of $4.3 million was well below 1995 earnings of $39.0 million. This decrease in earnings was due primarily to lower pulp prices and reduced operating performance in pulp as a result of lower production and market-related downtime. Mead's share of 1994 earnings was $59.8 million which included refunds of lumber export duties related to prior years.

     In the first half of 1996, worldwide demand for chemical paper-grade market pulp declined 3% from the 1995 level as a result of a major reduction in customer paper inventories and lower paper production. Northwood's NBSK pulp list prices, which peaked in the domestic market at $985 per metric ton (MT) in September of 1995, fell rapidly during the first quarter of 1996, bottoming out in April at $520/MT. Prices remained weak for the balance of the year, ending marginally higher at $580/MT. Overall, Northwood's pulp prices declined over 40% from the prior year. Pulp sales volume declined 6% from the prior year, as a result of weaker market demand.

     Strong markets in housing, repair and remodeling in North America and overseas led to increased consumption of solid wood products. Lumber prices in 1996 averaged nearly 20% higher than the prior year. Lumber prices improved in the second half of 1996 as demand strengthened following an accord by the U.S. and Canadian governments which would impose duties on lumber shipments to the U.S. above a specific level. The resulting uncertainty surrounding supply led to an increase in lumber prices in 1996. The effect on production and market prices in 1997 is uncertain. Plywood prices were unchanged from the prior year, reflecting strong overseas demand and tight supply due to mill closures. Despite strong OSB demand in 1996, the startup of new mills led to increased supply and lower prices in the later part of the year. OSB prices for 1996 averaged over 20% lower than 1995.

     SELLING AND ADMINISTRATIVE EXPENSES
     -----------------------------------

     Selling and administrative expenses rose by 2.2% in 1996; the 1995 increase over the prior year was 1.6%. As percentages of sales, such expenses were 12.0% in 1996, 10.7% in 1995 and 11.9% in 1994. General inflation drove certain expenses above prior year levels, while sales-related costs were lower due to reduced overall sales values. The 1995 dollar increase resulted primarily from general inflationary pressures; however, prices for Mead's products rose at a higher rate. Also, expenses for 1994 included significant items related to costs associated with facilities consolidations and related severance, the negative impact of an unusually large dollar amount of pension settlements, and other smaller matters.

     Excluding the effects of these significant items in 1994, selling and administrative expenses increased by 6% in 1995. Most of the 1995 increase was attributable to higher sales-related expenses at Packaging and School and Office Products, and expenses related to new markets at those two divisions.

     INTEREST AND DEBT EXPENSE
     -------------------------

     Due primarily to lower average interest rates and higher amounts of interest capitalized in 1996, interest and debt expense declined to $58 million in 1996, from $69 million in 1995. Lower average interest rates and debt levels caused the reduction of expense in 1995 from the $101 million level in 1994.

                               FINANCIAL REVIEW
                               ----------------

     Mead acquired the net assets of a paper mill in Rumford, Maine, and related timberlands from Boise Cascade on November 1, 1996. The acquisition, which cost $640 million, was funded with available cash and $530 million of borrowings.

     During the year, Mead continued its stock buyback activities, repurchasing
     1.1 million shares for $60 million. Stock repurchases amounted to $355 million (6.7 million shares) in 1995 and $44 million (.9 million shares) in 1994. The share repurchase and debt reduction program of the past two years was a result of cash flows from operations and the cash flows from the late 1994 sale of Mead's Electronic Publishing segment, Mead Data Central. Cash flows from operating and investing activities in 1994 were also comparatively high due to the sale. Capital spending in 1996 amounted to $433 million, up over spending levels of the past several years.

     At the end of 1996, Mead's total debt aggregated $1.255 billion, up from $768 million in 1995 and $974 million in 1994. In 1995, Mead retired $130 million of 9% debentures and $84 million of other debt. As a percentage of total capital, Mead's total debt amounted to 35.8% at the end of 1996, 26.2% at the end of 1995 and 30.9% at the end of 1994. The ratio may change as Mead continues its 1995 announced stock purchase program and, as warranted, by borrowings for strategic opportunities. Mead has a $540 million bank credit agreement which extends until August 2001 and a $400 million bank credit agreement that expires October 1997.

     Mead has filed a shelf registration with the Securities and Exchange Commission that would permit the Company to offer up to $850 million of debt securities. Up to $154 million of medium-term notes are currently authorized to be issued as a part of that registered debt offering. In February 1997 the Company issued $550 million of debt securities, due from 2002 through 2047, under the registration statement. As a result of the issuance of this debt, the Company terminated the $400 million bank credit agreement expiring in October 1997.

     At the end of 1996, Mead paid a fixed or capped rate of interest on 41% of its debt and paid a floating rate on the remainder. After giving effect to the issuance of fixed-rate, long-term debt in February 1997, a 1% change in the floating interest rate would result in a $.04 change in annual net earnings per share. The estimated market value of Mead's long-term debt, excluding capitalized leases, was $10.8 million higher than the book value at the end of 1996.

     Working capital at year-end 1996 amounted to $432 million compared with 1995 and 1994 year-end amounts of $546 million and $807 million, respectively. A working capital reduction took place in 1996 as Mead continued its stock buyback program and used available cash in payment of part of the Rumford acquisition. The 1995 reduction was due to using cash to fund the stock buyback program of early 1995. Mead's current ratios at the end of 1996, 1995 and 1994 were 1.6, 1.7 and 1.7, respectively.

     Due to several factors including the Rumford acquisition and inventory builds in some products in 1996, company inventory levels rose to $509 million compared with $411 million in 1995 and $382 million in 1994. The 1995 growth was primarily the result of reduced demand late in the year. The replacement value of inventories exceeded their LIFO value by $220 million at the end of 1996. Adjusted for LIFO, Mead's 1996 current ratio would be 1.7 at year end.

     CAPITAL SPENDING
     ----------------

     Capital spending in 1996 increased to $433 million from $263 million in 1995 and $316 million in 1994. Major projects in 1996 were the completion of an expansion project adding a new paperboard machine at Mead's Stevenson, Alabama, corrugating medium mill and the rebuilding of a paperboard machine at the Mahrt coated paperboard mill in Alabama. During 1996, Mead also announced a $224 million project at Stevenson to expand the capacity of the newly completed machine and to upgrade environmental systems at the mill. This second phase of construction will add virgin pulp-making capabilities, a wood fuel boiler and additional dryers to the machine. This expansion will increase the annual capacity of the new machine from 225,000 tons to 390,000 tons and will replace the mill's chemical recovery system. Completion of this phase is expected in 1999.

     Mead expects capital spending in 1997 will be in the range of $450 - $550 million, including approximately $30 million for timber and timberland. Mead expects to fund this spending from 1997 operations, although some external borrowing may be needed.


     ENVIRONMENTAL PROCEEDINGS
     -------------------------

     Mead has been notified by the United States Environmental Protection Agency ("USEPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at six sites currently operated or used by Mead. Mead is also currently named a potentially responsible party ("PRP"), or has received third-party requests for contributions under federal, state or local laws with respect to at least 12 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential Superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has reserves of $39 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable.

     Mead believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $50 million. The estimate of this range is less certain than the estimates upon which reserves are based.

     In 1993, USEPA issued proposed regulations under the Clean Air Act and Clean Water Act (the "Cluster Rules") intended to reduce air and water discharges of specific substances from U.S. paper and pulp mills. At present, these Cluster Rules are in the proposal stage, and are expected to be finalized in 1997. In 1995, USEPA issued final regulations implementing the Federal Great Lakes Critical Programs Act (the "GLI"). The GLI regulations require the Great Lakes states to develop regulatory programs for the protection and enhancement of the water quality of the Great Lakes, consistent with USEPA's promulgated guidelines. Implementation of the GLI regulations by the affected states is expected in 1997. If the Cluster Rules are enacted in their present form and if the states implement regulations identical to the USEPA regulations under GLI, these regulations would significantly increase Mead's capital spending and operating costs over the next five years. However, Mead does not expect the Cluster Rules to be enacted as proposed in their present form. Mead has included in its capital spending plans amounts necessary to comply with the

     Cluster Rules in the form that Mead expects to be enacted. Michigan has proposed regulations substantially similar to the federal GLI regulations. Mead has not included in its capital spending plans amounts necessary to comply with these regulations. Ohio has determined at this time to not apply its GLI regulations in the Ohio River Basin, including Mead's Chillicothe facility.


     EFFECTS OF INFLATION

     Inflation remained at a moderate rate during 1996 and is not expected to have a significant effect in the near term.

Item 8.  Financial Statements and Supplementary Data


                              Financial Statements          Page
                                                            ----
Financial Statements:
 Independent Auditors' Report ........................        27
 Statements of earnings ..............................        28
 Balance sheets ......................................     29-30
 Statements of shareowners' equity ...................        31
 Statements of cash flows ............................        32
 Notes to financial statements .......................     33-52

                              Supplementary Data

Selected quarterly financial data ....................        53

                         INDEPENDENT AUDITORS' REPORT



     Board of Directors
     The Mead Corporation
     Dayton, Ohio

     We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



     DELOITTE & TOUCHE LLP

     Dayton, Ohio
     January 23, 1997

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES


STATEMENTS OF EARNINGS
Year Ended December 31                              1996        1995       1994
(All amounts in millions,
 except per share amounts)

Net sales                                        $4,706.5    $5,179.4   $4,557.5
Cost of products sold                             3,803.9     4,104.0    3,805.8
                                                 --------    --------   --------
  Gross profit                                      902.6     1,075.4      751.7

Selling and administrative expenses                 564.0       552.0      543.1
                                                 --------    --------   --------
  Earnings from operations                          338.6       523.4      208.6

Other revenues (expenses) - net (Note J)             13.7        33.7      (55.1)
Interest and debt expense                           (57.7)      (69.4)    (101.1)
                                                 --------    --------   --------
  Earnings from continuing operations before
   income taxes                                     294.6       487.7       52.4

Income taxes (Note K)                               109.0       184.2       22.6
                                                 --------    --------   --------
  Earnings from continuing operations before
   equity in net earnings of investees              185.6       303.5       29.8

Equity in net earnings of investees (Note D)          4.3        39.0       59.8
                                                 --------    --------   --------
  Earnings from continuing operations               189.9       342.5       89.6

Discontinued operations (Note L)                      5.4         7.5      617.4
                                                 --------    --------   --------
  Earnings before extraordinary item                195.3       350.0      707.0

Extraordinary item (Note F)                                                (11.3)
                                                 --------    --------   --------
  Net earnings                                   $  195.3    $  350.0   $  695.7
                                                 ========    ========   ========

Per common and common equivalent share (Note A):
   Earnings from continuing operations           $   3.57    $   6.19   $   1.52
   Discontinued operations                            .10         .14       9.87
                                                 --------    --------   --------
   Earnings before extraordinary item                3.67        6.33      11.39
   Extraordinary item                                                       (.18)
                                                 --------    --------   --------
   Net earnings                                  $   3.67    $   6.33   $  11.21
                                                 ========    ========   ========
Average common and common equivalent
  shares outstanding                                 53.2        55.3       62.6
                                                 ========    ========   ========

     See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES


BALANCE SHEETS
ASSETS
December 31                                             1996     1995
(All dollar amounts in millions)

Current assets:
  Cash and cash equivalents                          $   20.6  $  292.6
  Accounts receivable, less allowance for
   doubtful accounts of $28.0 in 1996 and
   $26.8 in 1995                                        578.2     585.7
  Inventories (Note C)                                  509.3     410.5
  Deferred tax asset (Note K)                            36.6      29.5
  Other current assets                                   44.6      49.0
                                                     --------  --------
     Total current assets                             1,189.3   1,367.3

Investments and other assets:
  Investees (Note D)                                    154.9     141.0
  Other assets (Note E)                                 521.3     500.4
                                                     --------  --------
                                                        676.2     641.4

Property, plant and equipment, at cost (Note O):
  Land and land improvements                            154.0     130.5
  Buildings                                             585.7     524.5
  Machinery and equipment                             3,929.7   3,309.3
  Construction in progress                              162.9     120.7
                                                     --------  --------
                                                      4,832.3   4,085.0
  Less accumulated amortization and depreciation     (2,078.1) (1,954.6)
                                                     --------  --------
                                                      2,754.2   2,130.4
  Timber and timberlands, net of timber depletion       366.2     233.7
                                                     --------  --------
    Property, plant and equipment, net                3,120.4   2,364.1
                                                     --------  --------
     Total assets                                    $4,985.9  $4,372.8
                                                     ========  ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

BALANCE SHEETS

LIABILITIES AND SHAREOWNERS' EQUITY


December 31                                         1996       1995
(All dollar amounts in millions)

Current liabilities:
  Accounts payable:
   Trade                                         $   271.1   $  242.3
   Affiliated companies                               34.9       52.1
   Outstanding checks                                 52.9       86.1
  Accrued wages                                       99.7       96.6
  Taxes, other than income                            46.0       44.1
  Other current liabilities (Note P)                 238.0      227.6
  Current maturities of long-term debt                15.1       73.0
                                                  --------   --------
    Total current liabilities                        757.7      821.8

Long-term debt (Note F)                            1,239.7      694.8

Commitments and contingent liabilities
 (Notes O and P)

Deferred items:
  Income tax liability (Note K)                      514.2      449.7
  Postretirement benefits (Note N)                   126.9      117.0
  Other                                              101.0      129.3
                                                  --------   --------
   Total deferred items                              742.1      696.0

Shareowners' equity (Notes H and I):
  Common shares                                      155.5      157.8
  Additional paid-in capital                          13.2
  Foreign currency translation adjustment             (2.4)       (.8)
  Retained earnings                                2,080.1    2,003.2
                                                  --------   --------
                                                   2,246.4    2,160.2
                                                  --------   --------
     Total liabilities and shareowners' equity    $4,985.9   $4,372.8
                                                  ========   ========

     See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF SHAREOWNERS' EQUITY
(All dollar amounts in millions, except per share amounts; all share amounts in thousands)

                                                             Foreign            Net
                         Common Shares       Additional      Currency        Unrealized
                        ---------------       Paid-In       Translation       Gain on        Retained
                        Shares   Amount       Capital       Adjustment       Securities      Earnings
                        ---------------      ----------     -----------      ----------      --------
December 31, 1993       59,185   $176.5       $ 26.3        $(7.7)            $9.1           $1,373.8
 Net earnings                                                                                   695.7
 Stock option
  activity - net           363      1.1         12.8
 Shares issued              28       .1          1.2
 Shares purchased         (927)    (2.8)       (40.3)                                            (1.3)
 Cash dividends -
  $1.00 a common
  share                                                                                         (59.4)
 Change in net
  unrealized gain
  on securities                                                               (5.4)
 Foreign currency
  translation
  adjustment                                                  2.9
                        ------   ------         ----          ---             ----           --------
December 31, 1994       58,649    174.9                      (4.8)             3.7            2,008.8
 Net earnings                                                                                   350.0
 Stock option
  activity - net           936      2.8         38.3
 Shares issued               9       .1           .4
 Shares purchased       (6,697)   (20.0)       (38.7)                                          (296.0)
 Cash dividends -
  $1.09 a common
  share                                                                                         (59.6)
 Change in net
  unrealized gain
  on securities                                                               (3.7)
 Foreign currency
  translation
  adjustment                                                  4.0
                        ------   ------        -----          ---             ----           --------
December 31, 1995       52,897    157.8                       (.8)                            2,003.2
 Net earnings                                                                                   195.3
 Stock option
  activity - net           334       .9         13.3
 Shares issued               2                    .1
 Shares purchased       (1,097)    (3.2)         (.2)                                           (56.5)
 Cash dividends -
  $1.18 a common
  share                                                                                         (61.9)
 Foreign currency
  translation
  adjustment                                                 (1.6)
                        ------   ------        -----         -----            ----          ---------
December 31, 1996       52,136   $155.5        $13.2         $(2.4)                          $2,080.1
                        ======   ======        =====         =====            ====          =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(All dollar amounts in millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Year Ended December 31                                1996       1995      1994

Cash flows from operating activities:
  Net earnings                                     $   195.3   $ 350.0   $  695.7
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, amortization and depletion
     of property, plant and equipment                  203.0     190.7      188.1
    Depreciation and amortization of
     other assets                                       47.4      46.0       37.4
    Deferred income taxes                               54.2      89.1       (7.3)
    Investees - earnings and dividends                   7.1     (29.5)     (46.8)
    Discontinued operations                             (5.4)     (7.5)    (617.4)
    Extraordinary item                                                       11.3
    Other                                              (16.2)    (65.1)      47.5
    Change in assets and liabilities, excluding
     effects of acquisitions and dispositions:
      Accounts receivable                               49.0      20.9     (109.4)
      Inventories                                      (25.8)    (52.7)      65.0
      Other current assets                               6.6     (23.4)       3.7
      Accounts payable and accrued liabilities         (49.2)   (325.8)      62.1
  Cash (used in) discontinued operations               (40.5)     (5.8)      (2.9)
                                                   ---------   -------   --------
      Net cash provided by operating
       activities                                      425.5     186.9      327.0
                                                   ---------   -------   --------
Cash flows from investing activities:
  Capital expenditures                                (433.4)   (263.0)    (315.6)
  Additions to equipment rented to others              (40.6)    (56.0)     (49.0)
  Payments for acquired businesses                    (640.4)               (22.0)
  Proceeds from sale of businesses                      19.6      39.8    1,500.0
  Restricted funds                                               461.0     (461.0)
  Other                                                 19.2      20.1      (18.8)
                                                   ---------   -------   --------
      Net cash provided by (used in)
       investing activities                         (1,075.6)    201.9      633.6
                                                   ---------   -------   --------
Cash flows from financing activities:
  Additional borrowings                                561.1       6.0      175.6
  Payments on borrowings                               (75.5)   (213.5)    (572.9)
  Cash dividends paid                                  (61.9)    (59.6)     (59.4)
  Common shares issued                                  14.3      41.6       15.2
  Common shares purchased                              (59.9)   (354.7)     (44.4)
                                                   ---------   -------   --------
      Net cash provided by (used in)
       financing activities                            378.1    (580.2)    (485.9)
                                                   ---------   -------   --------
Increase (decrease) in cash and cash
 equivalents                                          (272.0)   (191.4)     474.7
Cash and cash equivalents at beginning of year         292.6     484.0        9.3
                                                   ---------   -------   --------

Cash and cash equivalents at end of year           $    20.6   $ 292.6   $  484.0
                                                   =========   =======   ========

See notes to financial statements.

     THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

     NOTES TO FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


     A - Significant Accounting Policies

     CONSOLIDATION. The accompanying statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in investees are stated at cost plus the Company's equity in their undistributed net earnings since acquisition. All significant intercompany transactions are eliminated.

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

     DEPRECIATION AND DEPLETION. Depreciation of property, plant and equipment and amortization of capital leases and land improvements are calculated using the straight-line method over the estimated useful lives of the properties. The rates used to determine timber depletion are based on projected quantities of timber available for cutting and are calculated annually.

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

     STOCK OPTIONS. The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

     B - Acquisition

     In November 1996, the Company acquired an integrated coated paper mill, and related accounts receivable and inventories, in Rumford, Maine, 667,000 acres of timberlands and a partnership interest in a cogeneration facility associated with the mill from Boise Cascade Corporation for $640.4 million in cash. The mill primarily produces several grades of coated paper and some specialty and commodity grades. The acquisition has been accounted for as a purchase, and the results of its operations are reflected in the accompanying financial statements from the date of acquisition.

     To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma financial information is presented as though the acquisition occurred at the beginning of 1995. The expected synergy of this acquisition after integration with existing businesses is not permitted to be reflected in the pro forma results. Therefore, pro forma results are not indicative of results of operations in the future or in the periods presented below.

     The following pro forma information includes adjustments for income taxes, interest expense and depreciation and depletion expense to reflect the accounting bases used to record the acquisition:

     Year Ended December 31                       1996      1995
     (All dollar amounts in millions,
      except per share amounts)
     (Unaudited)

     Net sales                                  $5,005.2  $5,705.3
                                                ========  ========
     Earnings from continuing operations        $  176.5  $  400.0
                                                ========  ========
     Net earnings                               $  181.9  $  407.5
                                                ========  ========
     Per common and common equivalent share:
       Earnings from continuing operations      $   3.32  $   7.23
                                                ========  ========
       Net earnings                             $   3.42  $   7.37
                                                ========  ========

     C - Inventories

     December 31                                                  1996     1995
     (All dollar amounts in millions)
     Finished and semi-finished products                       $ 337.8  $ 270.4
     Raw materials                                                91.2     86.9
     Stores and supplies                                          80.3     53.2
                                                               -------  -------
                                                               $ 509.3  $ 410.5
                                                               =======  =======

     For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $220.0 million and $229.3 million higher than reported at December 31, 1996 and 1995, respectively.


     D - Investees

     The Company's principal investee is the 50%-owned Northwood Forest Industries Ltd., which manufactures bleached softwood kraft pulp, lumber and plywood. Under an agreement with Northwood, Mead is entitled to purchase the pulp it requires. Additionally, as part of the purchase of the Rumford, Maine, paper mill, the Company acquired a 30% ownership interest in a limited partnership which operates the cogeneration facility located at the mill.

     Total investments in investees are as follows:

     December 31                                                 1996     1995
     (All dollar amounts in millions)
     Investments, at cost                                      $ 46.9   $ 25.5
     Foreign currency translation adjustment                    (10.5)   (10.0)
     Equity in undistributed net earnings                       118.5    125.5
                                                               ------   ------
     Total investments in investees (equal to
       Mead's share of investees' equity)                      $154.9   $141.0
                                                               ======   ======
     The summarized operating data for all investees
       is presented in the following table:


     Year Ended December 31                             1996     1995     1994
     (All dollar amounts in millions)
     Revenues:
       Sales to Mead                                  $ 21.6   $ 45.8   $ 38.6
       Sales to other customers                        647.2    730.2    692.6
                                                      ------   ------   ------
                                                      $668.8   $776.0   $731.2
                                                      ======   ======   ======
     Gross profit                                     $ 49.5   $160.0   $215.6
                                                      ======   ======   ======
     Net earnings                                     $ 14.0   $ 86.8   $131.1
                                                      ======   ======   ======
     Mead's share of net earnings, after
      elimination of intercompany
      transactions and reduction for Mead's
      income taxes on partnership earnings            $  4.3   $ 39.0   $ 59.8
                                                      ======   ======   ======
     Dividends and partnership
      distributions received                          $ 13.4   $ 13.8   $ 18.9
                                                      ======   ======   ======

     The summarized balance sheet data for all investees is as follows:

     December 31                                          1996             1995
     (All dollar amounts in millions)

     Current assets                                   $  248.3         $  268.0
     Noncurrent assets                                   801.6            650.0
     Current liabilities                                (127.2)          (122.9)
     Long-term debt and deferred items                  (589.6)          (513.1)
                                                      --------         --------
     Shareholders' equity                             $  333.1         $  282.0
                                                      ========         ========

     E - Other Assets

     December 31                                          1996             1995
     (All dollar amounts in millions)

     Pension asset                                    $  222.5         $  214.8
     Equipment rented to others, at cost
      (net of accumulated depreciation
      of $242.1 in 1996 and $218.3 in 1995)              103.9            106.7
     Goodwill and other intangibles (net of
      accumulated amortization of $40.6 in
      1996 and $37.3 in 1995)                             73.8             77.1
     Cash surrender value of life insurance,
      less policy loans of $35.0 in 1996 and
      $30.4 in 1995                                       75.7             57.9
     Miscellaneous                                        45.4             43.9
                                                      --------         --------
                                                      $  521.3         $  500.4
                                                      ========         ========

     F - Long-Term Debt

     December 31                                          1996             1995
     (All dollar amounts in millions)

     Capital lease obligations                        $  162.7         $  131.4
     Variable-rate Industrial Development Revenue
      Bonds, due from 2001 through 2023, average
      effective rate approximately 3.4%                  163.4            163.4
     8-1/8% debentures, face amount of $150.0,
      due 2023 (effective rate approximately 8.4%)       147.7            147.6
     7-1/8% debentures, face amount of $150.0,
      due 2025 (effective rate approximately 7.4%)       146.9            146.8
     Medium-term notes, 7.3% to 9.8%,
      face amount of $78.5 in 1996 and $86.0
      in 1995, due from 2000 through 2020
      (effective rate approximately 10.0%)                73.8             80.1
     Short-term borrowings to be refinanced,
      average effective rate approximately
      6.2% at December 31                                530.3
     Other                                                14.9             25.5
                                                      --------         --------
                                                      $1,239.7         $  694.8
                                                      ========         ========

     Capital lease obligations consist primarily of Industrial Revenue Bonds and Notes with an average effective rate of approximately 3.9%. The variable-rate Industrial Development Revenue Bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rates.

     A loss on extinguishment of debt, net of $6.9 million income tax benefit, is included in the 1994 statement of earnings as an extraordinary item and represents call premiums on the early retirement of debentures and the write-off of the related financing expenses.

     The 8-1/8% and 7-1/8% debentures are callable by the Company at approximately 103% beginning in 2003.

     The Company has an unused $540 million bank credit agreement that extends until August 2001 and an unused $400 million bank credit agreement that expires October 27, 1997. These agreements contain restrictive covenants and require commitment fees in accordance with standard banking practice. The Company has classified $530.3 million of short-term borrowings as long-term based on management's intent to refinance the short-term debt on a long-term basis. The Company has filed shelf registration statements to issue up to $850 million in debt securities and intends to issue a total of $550 million of these securities with maturities from 5 years to 50 years in February 1997. The weighted-average interest rate paid on short-term borrowings for 1996 was approximately 5.5%.

     Maturities of long-term debt for the next five years, after giving effect to the planned refinancing of the short-term borrowings on a long-term basis, are $15.1 million in 1997, $2.3 million in 1998, $8.3 million in 1999, $35.5 million in 2000 and $13.0 million in 2001.

     The Company has guaranteed obligations of certain affiliated operations and others totaling approximately $41.4 million at December 31, 1996. In addition, the Company has a 50% interest in a partnership with Kimberly-Clark Corporation (successor to Scott Paper Company), which has borrowed $300 million under a loan agreement with The Sumitomo Bank, Limited, New York Branch, which matures in 1998. The loan, one-half of which has been guaranteed by the Company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees, however, the Company does not expect to incur losses as a result of these guarantees.

     G - Financial Instruments

     The Company uses various derivative financial instruments as part of an overall strategy to manage the Company's exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The Company uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with its international operations. The Company utilizes interest rate swap and cap agreements to manage its interest rate risks on its debt instruments, including the reset of interest rates on variable rate debt. The Company does not hold or issue derivative financial instruments for trading purposes.

     The risk of loss to the Company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not significant. All counterparties are rated A or higher by Moody's and Standard and Poor's. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

As part of an overall strategy to maintain an acceptable level of exposure to the risk of interest rate fluctuation, the Company has developed a targeted mix of fixed-rate and cap-protected debt versus variable-rate debt. To efficiently manage this mix, the Company utilizes interest rate swap, cap and option agreements to effectively convert the debt portfolio into an acceptable fixed-rate, capped-rate and variable-rate mix.

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

Selected information related to the Company's interest rate swap agreements is as follows:

December 31                          1996     1995
(All dollar amounts in millions)

Notional amount                     $180.0   $180.0
                                    ======   ======

Fair value                          $ (5.4)  $ (7.4)
Carrying amount                       (5.7)    (6.6)
                                    ------   ------
Net unrecognized gain (loss)        $   .3   $  (.8)
                                    ======   ======

In addition, the Company has entered into forward-starting interest rate swaps in order to fix the interest rate on a portion of the long-term debt anticipated to be issued in early 1997. The swaps have a total notional amount of $374 million and maturities from 10 years to 30 years and effectively fix $384 million of long-term debt with maturities from 10 years to 50 years at a weighted-average interest rate of 7.2%. Upon the issuance of the debt, any gain or loss realized on the swaps will be amortized to interest expense over the term of the related debt. As of December 31, 1996, the fair value of these swaps was $(2.6) million with a carrying amount of $1.8 million, resulting in a net deferred loss of $(4.4) million. Any gain (loss) on the swaps will be offset by higher (lower) interest rates on the related debt.

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

Selected information related to the Company's interest rate cap agreements is as follows:

December 31                          1996     1995
(All dollar amounts in millions)

Notional amount                     $150.0   $200.0
                                    ======   ======

Fair value                          $   .1   $   .2
Carrying amount                         .6       .9
                                    ------   ------
Net unrecognized gain (loss)        $  (.5)  $  (.7)
                                    ======   ======

The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company utilizes forward contracts which are short-term in duration (generally one month) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The major currency exposures hedged by the Company include the German mark, Canadian dollar, Dutch guilder, French franc and British pound. The contract amount of foreign currency forwards at December 31, 1996 and 1995, is $119.9 million and $130.7 million, respectively. The carrying amount and fair value of these contracts are not significant.

The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt, excluding capital leases, was $1,087.8 million and $600.1 million at December 31, 1996 and 1995, respectively, and the related carrying amounts were $1,077.0 million and $563.4 million, respectively.

At December 31, 1996 and 1995, the Company held short-term investments which are included in cash and cash equivalents. The carrying amount of these short-term investments is a reasonable estimate of fair value.

H - Shareowners' Equity

The Company has authorized 300 million no par common shares. The Company has outstanding authorization from the Board of Directors to repurchase up to five million common shares of which 2.0 million have been repurchased as of December 31, 1996. A total of 14.1 million and 13.0 million common shares were held in treasury at December 31, 1996 and 1995, respectively.

In 1996, the Board of Directors approved a Rights Agreement to replace the Rights Agreement that expired in 1996. Each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately ten days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value of $400 for $200, the initial exercise price. The rights expire in 2006 and are presently redeemable at $.01 per right. At December 31, 1996, there were
75.1 million common shares reserved for issuance under this plan.

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

At December 31, 1996, there is $1.3 billion available for common dividends which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

I - Stock-Based Compensation Plans

Officers and key employees have been granted stock options under various plans. Options as to 1.5 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the Company's stock on the date of the grant. The options and rights have a maximum term of ten years and vest after one year or three years. Under the 1996 Stock Option Plan, additional options (reload options) can be granted upon the exercise of the original incentive stock option at the then current market price. The option holder must hold the shares acquired for three years in order to vest in the reload options. There are 7.8 million shares reserved for issuance under these plans.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the Company. These shares are restricted for periods of six months to five years. As of December 31, 1996, 39,000 common shares are issued and outstanding under the plan. There are 402,000 shares reserved for issuance under this plan. There were 2,000 and 9,000 shares granted in 1996 and 1995, respectively, at a weighted-average price of $54.46 and $53.94, respectively.

The following table summarizes activity in the Company's stock-based compensation plans:

(All share amounts
in thousands)                           1996                     1995                       1994
                              ------------------------  --------------------------  -------------------------
                                              Weighted-                 Weighted-                   Weighted-
                                               Average                   Average                     Average
                                              Exercise                  Exercise                    Exercise
                                 Shares         Price     Shares          Price         Shares       Price
 Outstanding at beginning
  of year                         3,264        $41.94      3,516         $38.28          2,991       $35.69
 Granted                            872         53.21        721          54.40            935        44.75
 Exercised                         (361)        37.70       (960)         37.64           (378)       33.32
 Canceled                           (40)        51.73        (13)         53.72            (32)       44.02
                                  -----                    -----                         -----
 Outstanding at end of year       3,735        $44.88      3,264         $41.94          3,516       $38.28
                                  =====                    =====                         =====

 Exercisable at year end          2,889        $42.44      2,566         $38.55          2,608       $36.03
                                  =====                    =====                         =====
 Weighted-average fair value
  of options granted during
  the year using the extended
  binomial option-pricing
  model                          $13.42                   $16.06
 Weighted-average assumptions
  used for grants:
   Expected dividend yield            2%                       2%
   Expected volatility               22%                      22%
   Risk-free interest rate          5.6%                     7.2%
   Expected life of option          5.5                      5.5
     (in years)

The following table shows various information about stock options outstanding at December 31, 1996:

(All share amounts in thousands)

                               Options Outstanding                 Options Exercisable
                      -------------------------------------     --------------------------
                                    Weighted-
                                      Average
                         Number     Remaining     Weighted-            Number    Weighted-
                    Outstanding   Contractual       Average     Exercisable at     Average
   Range of         at December          Life      Exercise      December 31,     Exercise
Exercise Prices        31, 1996     (in years)        Price              1996        Price
$26.63 - $36.63          968              3.8       $ 32.51               968       $32.51
 39.25 -  44.94        1,249              6.1         43.75             1,249        43.75
 49.69 -  56.50        1,518              8.8         53.70               672        54.30
                       -----                                            -----
$26.63 - $56.50        3,735              6.6       $ 44.88             2,889       $42.44
                       =====                                            =====

Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards were less than $1 million in each of 1996, 1995 and 1994. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net earnings and earnings per common and common equivalent share would have been reduced to the following pro forma amounts:

Year ended December 31                                        1996    1995
Net earnings (in millions):
 As reported                                                $195.3  $350.0
                                                            ======  ======
 Pro forma                                                  $188.8  $344.3
                                                            ======  ======
Earnings per common and common
 equivalent share:
 As reported                                                $ 3.67  $ 6.33
                                                            ======  ======
 Pro forma                                                  $ 3.55  $ 6.23
                                                            ======  ======

J - Other Revenues (Expenses) - Net

Year Ended December 31                                  1996    1995    1994
(All dollar amounts in millions)
Investment income                                     $  6.2  $ 18.1  $  6.5
Provision for (loss) on sale of facility                               (60.0)
Other                                                    7.5    15.6    (1.6)
                                                      ------  ------  ------
                                                      $ 13.7  $ 33.7  $(55.1)
                                                      ======  ======  ======

In 1994, the Company recorded a charge to earnings to reflect the estimated loss on sale of its Kingsport, Tennessee, facility. The Company completed the sale of the facility in the second quarter of 1995.

The Company incurred a $12.1 million loss in 1994 on derivatives used to manage the Company's exposure to interest rate risks, including the termination of certain leveraged interest rate options, which did not qualify for hedge accounting, entered into in conjunction with swap transactions.

K - Income Taxes

The principal current and non-current deferred tax assets and (liabilities) are as follows:

December 31                                                               1996     1995
(All dollar amounts in millions)
Deferred tax liabilities:
  Accelerated depreciation for tax purposes                            $(439.9)  $(396.9)
  Nontaxable pension asset                                               (84.6)    (81.1)
  Deferred installment gain                                              (47.5)    (47.5)
  Other                                                                  (60.7)    (63.2)
                                                                       -------   -------
                                                                        (632.7)   (588.7)
Deferred tax assets:
  Compensation and fringe benefits accruals                               53.0      42.4
  Postretirement benefit accrual                                          48.2      43.8
  Loss provisions and other expenses not
   currently deductible                                                   27.0      51.2
  Other                                                                   26.9      31.1
                                                                       -------   -------
                                                                         155.1     168.5
                                                                       -------   -------
    Net deferred liability                                             $(477.6)  $(420.2)
                                                                       =======   =======

Included in the balance sheets:
  Current assets - deferred tax asset                                  $  36.6   $  29.5
  Deferred items - income tax liability                                 (514.2)   (449.7)
                                                                       -------   -------
    Net deferred liability                                             $(477.6)  $(420.2)
                                                                       =======   =======

The significant components of income tax expense are as follows:

Year Ended December 31                                                   1996     1995      1994
(All dollar amounts in millions)
Currently payable:
  Federal                                                               $ 36.9   $ 86.3   $358.0
  State and local                                                          6.8      6.9     17.0
  Foreign                                                                 13.1      8.5      5.2
                                                                        ------   ------   ------
                                                                          56.8    101.7    380.2
Change in deferred income taxes                                           57.4     91.3     61.7
                                                                        ------   ------   ------
                                                                         114.2    193.0    441.9
Allocation to partnership earnings                                        (2.0)    (4.3)    (5.9)
Allocation to discontinued
 operations                                                               (3.2)    (4.5)  (420.3)
Allocation to extraordinary item                                                             6.9
                                                                         ------   ------  ------
                                                                         $109.0   $184.2  $ 22.6
                                                                         ======   ======  ======

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

Year Ended December 31                       1996     1995     1994
(All dollar amounts in millions)
Federal taxes computed at
 statutory rate of 35%                      $103.1   $170.7   $18.4
State and local income taxes,
 net of federal benefit                        6.5     12.9      .2
Impact related to difference in tax
 rates for foreign operations                 (1.3)     3.2     3.8
Other                                           .7     (2.6)     .2
                                            ------   ------   -----
Income taxes                                $109.0   $184.2   $22.6
                                            ======   ======   =====
Effective tax rate                            37.0%    37.8%   43.1%
                                            ======   ======   =====

At December 31, 1996, no domestic income taxes have been provided on Mead's share of the undistributed net earnings of corporate investees and overseas operations. Those earnings totaled $250.6 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $13 million at December 31, 1996.

L - Discontinued Operations
Year Ended December 31                    1996   1995    1994
(All dollar amounts in millions)
Gain on sale of Imaging business,
 net of income tax of $3.2                $5.4   $       $
Earnings from operations of
 Electronic Publishing segment,
 net of income tax of $27.8                                37.9
Gain on sale of Electronic Publishing
  segment, net of income tax of $4.5
  and $420.2                                      7.5     628.8
Provision for loss in Insurance
  operations, net of income tax
  benefit of $18.2                                        (33.8)
Provision for losses in Industrial
  Manufacturing segment, net of
  income tax benefit of $9.5                              (15.5)
                                           ----  ------  ------
Discontinued operations                    $5.4  $  7.5  $617.4
                                           ====  ======  ======

In December 1994, the Company sold its Electronic Publishing segment (Mead Data Central) for $1.5 billion in cash. The additional gain on sale recognized in the fourth quarter of 1995 resulted primarily from the adjustment of certain items related to this sale. Revenues of the Electronic Publishing segment were $565.2 million for the period January 1, 1994 through November 30, 1994.

In 1986, the Company adopted a plan to discontinue the insurance business which had been conducted through its wholly-owned insurance subsidiaries and wrote off its investment. These subsidiaries were put in a "runoff" position whereby they ceased underwriting activities but continued to settle claims. During the fourth quarter of 1994, the Company revised its runoff strategy in view of the long-term nature of the payout for claim settlements, sold one subsidiary and settled a significant portion of the outstanding claims liability. The revised strategy included the disposition of the remaining insurance operations. During the fourth quarter of 1996, the Company completed the sale of the insurance operations. The result of this sale had no impact on the Company's earnings in the current year.

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

During the first quarter of 1996, the Company sold its previously discontinued Imaging business. The sale resulted in a gain of $5.4 million, net of income tax of $3.2 million.

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

Summary information on the Company's funded plans is as follows:

December 31                                     1996      1995
(All dollar amounts in millions)
Financial status of plans:
  Plan assets at fair value (primarily
   common stocks and fixed income
   securities)                                 $888.7    $874.1
  Actuarial present value of accumulated
   benefit obligation:
    Vested                                     (546.8)   (563.6)
    Non-vested                                  (53.3)    (47.5)
  Estimated effect of future salary
   increases at 1% over expected inflation      (62.2)    (61.3)
                                               ------    ------
  Projected benefit obligation                 (662.3)   (672.4)
                                               ------    ------
  Plan assets in excess of projected
   benefit obligation                           226.4     201.7
Reconciliation of financial status of
 plans to amounts recorded in Mead's
 balance sheets:
  Unamortized plan assets in excess of
   plan liabilities (overfunding) at
   January 1, 1986 - to be recognized
   as a reduction of future years'
   pension expense                              (40.7)    (48.9)
  Unrecorded effect of net loss arising
   from differences between actuarial
   assumptions used to determine periodic
   pension expense and actual experience          5.0      50.2
  Unamortized prior service cost                 31.8      11.8
                                               ------    ------
Pension asset                                  $222.5    $214.8
                                               ======    ======
Benefit obligation discount rate                 7.75%     7.25%
                                               ======    ======

The projected benefit obligation for the Company's unfunded plans was $30.1 million and $25.0 million at December 31, 1996 and 1995, respectively, of which $22.6 million and $17.3 million represent the accumulated benefit obligation. Of the projected benefit obligation, $19.2 million and $16.3 million at December 31, 1996 and 1995, respectively, is subject to later amortization. Unfunded accrued pension cost is $10.9 million and $8.7 million at December 31, 1996 and 1995, respectively.

The components of net pension (income) expense for all plans are as follows:

Year Ended December 31                   1996     1995     1994
(All dollar amounts in millions)
Service cost, benefits earned
 during the year                        $ 20.4   $ 15.5   $ 22.7
Interest cost on projected benefit
 obligation                               49.6     46.4     48.7
Actual return on plan assets             (99.2)  (181.2)   (10.0)
Net amortization and deferral             21.7    114.4    (52.0)
                                        ------   ------   ------
Net pension (income) expense              (7.5)    (4.9)     9.4
Less - net pension expense allocated
 to discontinued operations                                 (3.9)
                                        ------   ------   ------
Net pension (income) expense -
 continuing operations                  $ (7.5)  $ (4.9)  $  5.5
                                        ======   ======   ======

The expected long-term rate of return on plan assets used in determining net pension income was 9% in 1996 and 1995 and 9.5% in 1994. Included in net pension expense for 1994 is a charge of $11.5 million related to the retirement of a number of personnel, including several senior personnel, who opted for lump sum settlements.

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

N - Postretirement Benefits Other than Pensions

The Company funds certain health care benefit costs principally on a pay-as-you-go basis, with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the Company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

Summary information on the Company's plans is as follows:


December 31                                                 1996        1995
(All dollar amounts in millions)
Financial status of plans:
    Accumulated postretirement benefit obligation:
        Retirees                                           $ (64.5)    $ (69.5)
        Fully eligible, active plan participants             (19.9)      (23.8)
        Other active plan participants                       (29.9)      (39.8)
                                                           -------     -------
                                                            (114.3)     (133.1)
    Less plan assets at fair value                             8.2         8.5
                                                           -------     -------
    Accumulated postretirement benefit obligation in
      excess of plan assets                                 (106.1)     (124.6)

Reconciliation of financial status of plans to amounts
  recorded in Mead's balance sheets -
    Unrecorded effect of net (gain) loss arising from
      differences between actuarial assumptions used
      to determine periodic postretirement benefit
      expense and actual experience                          (20.8)        7.6
                                                           -------     -------
Accrued postretirement benefit cost                        $(126.9)    $(117.0)
                                                           =======     =======
Benefit obligation discount rate                              7.75%       7.25%
                                                           =======     =======


The components of net periodic postretirement benefit cost are as follows:


Year Ended December 31                               1996      1995      1994
(All dollar amounts in millions)
Service cost, benefits attributed to employee
  service during the year                           $  2.4    $  2.3    $  3.9
Interest cost on accumulated postretirement
  benefit obligation                                   8.6       9.6      11.2
Actual return on plan assets                          (1.0)     (1.1)      (.7)
Net amortization and deferral                           .3        .5       1.7
                                                    ------    ------    ------
Net periodic postretirement benefit cost              10.3      11.3      16.1
Less - net periodic postretirement benefit cost
       allocated to discontinued operations                                (.8)
                                                    ------    ------    ------
Net periodic postretirement benefit cost -
  continuing operations                             $ 10.3    $ 11.3    $ 15.3
                                                    ======    ======    ======

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation in 1996 was 9%, declining by .8% per year to an ultimate rate of 5%. The assumed health care trend rates used in 1995 and 1994 were 12% and 13%, respectively, declining by 1% per year to an ultimate rate of 6%.

If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996, would be increased by 9%. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 would be an increase of 10%.


O - Leases

At December 31, 1996, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                                                         Capital    Operating
(All dollar amounts in millions)                         Leases      Leases
Year Ending December 31:
     1997                                                $   7.5     $ 34.6
     1998                                                    7.6       28.5
     1999                                                    8.3       19.5
     2000                                                    8.7       13.7
     2001                                                    7.2       11.3
     Later years through 2028                              318.3       63.5
                                                         -------     ------
Total minimum lease payments                               357.6     $171.1
                                                                     ======

Less amount representing interest                         (194.4)
                                                         -------
Present value of net minimum lease payments                163.2

Less current maturities of capital lease obligations         (.5)
                                                         -------
Capital lease obligations                                $ 162.7
                                                         =======

Capital leases are for manufacturing facilities, equipment and warehouse and office space. Capital lease property included in property, plant and equipment is as follows:


December 31                               1996       1995
(All dollar amounts in millions)

Land and buildings                       $  4.5     $  5.2
Machinery and equipment                   170.6      138.6
                                         ------     ------
                                          175.1      143.8
Less accumulated amortization             (73.4)     (68.3)
                                         ------     ------
                                         $101.7     $ 75.5
                                         ======     ======

The majority of rent expense is for operating leases which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $54.9 million, $49.3 million and $52.8 million in 1996, 1995 and 1994, respectively.

P - Litigation and Other Proceedings

The Company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The Company has also been identified as a potentially responsible party in at least 18 environmental proceedings. It is not possible to determine the ultimate liability, if any, in all these matters. The Company has established reserves of $39 million relating to environmental liabilities, including those related to discontinued operations, which it believes are probable and reasonably estimable. The Company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $50 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions less favorable to the Company among those outcomes that are considered reasonably possible were used. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition, results of operations or liquidity of the Company.


Q - Additional Information on Cash Flows


Year Ended December 31                           1996      1995     1994
(All dollar amounts in millions)
Cash paid during the year for:
    Interest                                     $69.0    $ 69.4    $98.4
        Less amount capitalized                   (6.9)     (2.0)    (5.7)
                                                 -----    ------    -----
        Interest, net of amount capitalized      $62.1    $ 67.4    $92.7
                                                 =====    ======    =====
    Income taxes                                 $58.8    $417.4    $59.5
                                                 =====    ======    =====


R - Segment Information

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

                                          (All dollar amounts in millions)

                                                                               Sales (1)
                                                   -----------------------------------------------------------------
Year Ended December 31                                     1996                   1995                   1994
                                                   -----------------------------------------------------------------
                                                   Unaffil-     Inter-    Unaffil-     Inter-    Unaffil-     Inter-
                                                    iated      segment     iated      segment     iated      segment
Industry segments:
    Paper                                          $1,251.3    $ 197.5    $1,243.3    $ 217.7    $1,156.8    $ 206.4
    Packaging and Paperboard                        1,371.4        4.6     1,428.8        7.0     1,254.5        8.3
    Distribution and School and Office Products     2,083.8        8.9     2,507.3        9.3     2,146.2       10.3
Intersegment elimination                                        (211.0)                (234.0)                (225.0)
                                                   --------               --------               --------
    Total                                          $4,706.5               $5,179.4               $4,557.5
                                                   ========               ========               ========

                                                              Earnings from
                                                          Continuing Operations                Depreciation,
                                                        Before Income Taxes (2)(3)       Depletion and Amortization
                                                     -------------------------------    -----------------------------
Year Ended December 31                                1996        1995        1994        1996       1995       1994
Industry segments:
    Paper                                            $ 193.8     $ 330.8     $  72.0     $ 84.3     $ 72.3     $ 69.6
    Packaging and Paperboard                           138.6       184.9       123.8      141.4      139.4      131.9
    Distribution and School and Office Products         69.3        77.3        20.5       13.4       13.0       12.9
Corporate and other                                   (107.1)     (105.3)     (163.9)      11.3       12.0       11.1
                                                     -------     -------     -------     ------     ------     ------
    Total                                            $ 294.6     $ 487.7     $  52.4     $250.4     $236.7     $225.5
                                                     =======     =======     =======     ======     ======     ======

                                                            Identifiable Assets (4)           Capital Expenditures
                                                       --------------------------------    --------------------------
Year Ended December 31                                   1996        1995        1994       1996      1995      1994
Industry segments:
    Paper                                              $2,149.4    $1,425.6    $1,432.1    $101.5    $ 73.7    $175.7
    Packaging and Paperboard                            1,782.7     1,631.6     1,457.9     294.9     165.0     111.8
    Distribution and School and Office Products           473.4       471.0       541.9      15.4       8.3       8.0
Intersegment elimination                                  (19.2)      (21.7)      (29.5)
Corporate and other                                       599.6       866.3     1,460.2      21.6      16.0      20.1
                                                       --------    --------    --------    ------    ------    ------
    Total                                              $4,985.9    $4,372.8    $4,862.6    $433.4    $263.0    $315.6
                                                       ========    ========    ========    ======    ======    ======

     (1) Intersegment sales are made at substantially the same prices and on the same terms as to unaffiliated customers.

     (2) Earnings from continuing operations before income taxes in 1994 include the provision for loss on the sale of a facility, costs of severance and closing costs for certain warehouses and office facilities and costs of pension settlements. The effect of the above charges by segment is Paper - $65.9, Packaging and Paperboard - $6.9, Distribution and School and Office Products - $17.3 and Corporate and other - $2.7.

     (3) Earnings from continuing operations before income taxes for "Corporate and other" includes the following:

          Year Ended December 31           1996      1995      1994
          Other revenues                   $  10.7   $  25.9   $  (2.5)
          Interest expense                   (57.7)    (69.4)   (101.1)
          Other expenses                     (60.1)    (61.8)    (60.3)
                                           -------   -------   -------
                                           $(107.1)  $(105.3)  $(163.9)
                                           =======   =======   =======

     (4) The assets of "Corporate and other" consist primarily of cash and cash equivalents, property, plant and equipment, investments in investees and net assets of discontinued operations.

     Geographic Areas

     The Company has sales from foreign subsidiaries primarily in Canada, Europe, Latin America and the Pacific Rim. No individual foreign geographic area is significant to the Company relative to total net sales, earnings from continuing operations before taxes or identifiable assets. Net sales to unaffiliated customers from the Company's foreign subsidiaries were $528.5 million, $495.3 million and $389.6 million in 1996, 1995 and 1994, respectively. Earnings from operations for foreign subsidiaries were $45.1 million, $33.8 million and $7.0 million in 1996, 1995 and 1994, respectively. Foreign identifiable assets were $383.2 million, $427.9 million and $350.8 million in 1996, 1995 and 1994, respectively.

     S - Fourth Quarter Operations (Unaudited)

     During the fourth quarter of 1994, the Company recorded several significant transactions, including the sale of the Electronic Publishing segment, a charge for additional losses in its discontinued insurance operations and a provision for environmental remediation costs at two sites formerly part of Mead's previously discontinued Industrial Manufacturing segment.

     The Company recorded a charge to earnings in 1994 of $60.0 million to reflect the estimated loss on the sale of its Kingsport, Tennessee, facility. The Company announced its intent to sell the facility in October 1994. In addition, the Company recorded charges to earnings in 1994 of $21.3 million, principally for severance and closing costs for certain warehouses and office facilities at its Coated Board and Zellerbach operations; a charge for settlements of pension liabilities of $11.5 million and an extraordinary loss on the extinguishment of debt of $11.3 million (after-tax).

     Reflected in earnings of equity investees in 1994 is $9.1 million (after-tax) of refunds from duties levied on lumber exported from Canada by Northwood Forest Industries Ltd. in prior years.

     Selected Quarterly Financial Data (unaudited)
     (All dollar amounts in millions, except per share data)


                                         1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.     Year
                                         --------  --------  --------  ---------  --------
     Net sales:
          1996                           $1,067.2  $1,258.5  $1,231.1  $1,149.7   $4,706.5
          1995                            1,240.8   1,442.2   1,352.4   1,144.0    5,179.4
          1994                            1,007.6   1,165.9   1,208.2   1,175.8    4,557.5
     Gross profit:
          1996                              204.0     258.1     236.0     204.5      902.6
          1995                              221.9     312.2     299.1     242.2    1,075.4
          1994                              162.5     204.3     201.6     183.3      751.7
     Earnings (loss) from
      continuing operations:
          1996                               30.9      67.1      62.7      29.2      189.9
          1995                               61.7     102.2     104.5      74.1      342.5
          1994                               15.9      44.7      41.6     (12.6)      89.6
     Earnings before
      extraordinary item:
          1996                               36.3      67.1      62.7      29.2      195.3
          1995                               61.7     102.2     104.5      81.6      350.0
          1994                               27.6      52.4      53.2     573.8      707.0
     Net earnings:
          1996                               36.3      67.1      62.7      29.2      195.3
          1995                               61.7     102.2     104.5      81.6      350.0
          1994                               27.6      52.4      53.2     562.5      695.7
     Per common and common
      equivalent share:(1)
        Earnings (loss) from
         continuing operations:
          1996                                .58      1.26      1.18       .55       3.57
          1995                               1.07      1.87      1.91      1.37       6.19
          1994                                .27       .74       .68      (.18)      1.52
        Earnings before
         extraordinary item:
          1996                                .68      1.26      1.18       .55       3.67
          1995                               1.07      1.87      1.91      1.51       6.33
          1994                                .46       .86       .87      9.18      11.39
        Net earnings:
          1996                                .68      1.26      1.18       .55       3.67
          1995                               1.07      1.87      1.91      1.51       6.33
          1994                                .46       .86       .87      9.00 (2)  11.21
     Cash dividends per common share:
          1996                                .28       .30       .30       .30       1.18
          1995                                .25       .28       .28       .28       1.09
          1994                                .25       .25       .25       .25       1.00

     (1) The number of shares used in the calculation of per share data varies from period to period since stock options and convertible debentures are included in the calculations only for the periods in which they are dilutive; therefore, the sum of individual quarterly earnings per share may not equal the annual computation.

     (2) Includes a charge of $.92 per share related to asset impairments, restructuring and related severance charges and pension settlement charges; a $.15 per share gain on refund of countervailing duties; a gain of $10.04 per share on sale of Mead Data Central; a $.79 per share charge related to discontinued insurance operations and environmental matters; and a charge of $.18 per share for extinguishment of debt.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.


                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

          Information pursuant to this item is incorporated herein by reference to pages 3 through 6 and 22 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 12, 1997. Information concerning executive officers is also included in Part I of this report following Item 4.

     Item 11.  Executive Compensation

          Information pursuant to this item is incorporated herein by reference to pages 10 through 22 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 11 through 13 and the "Performance Graph" on page 20), definitive copies of which were filed with the Commission on March 12, 1997.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information pursuant to this item is incorporated herein by reference to pages 9 through 11 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 12, 1997.

     Item 13.  Certain Relationships and Related Transactions

          Information pursuant to this item is incorporated herein by reference to pages 22 and 23 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 12, 1997.


                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. Financial Statements

               The financial statements of The Mead Corporation and consolidated subsidiaries are included in Part II, Item 8.

               2. Financial Statement Schedule

                                                                          Page
                                                                          ----
               Schedule II --Valuation and Qualifying Accounts.........    63

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


               3. Exhibits


     (3) Articles of Incorporation and Bylaws:

                (i) Amended Articles of Incorporation of the Registrant adopted May 28, 1987.

                (ii) Regulations of the Registrant, as amended April 25, 1996 (incorporated by reference to Exhibit (3)(ii) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

     (4) Instruments defining the rights of security holders, including indentures:

                (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks (incorporated by reference to Exhibit (4)(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989); Amendment No. 1 thereto dated as of November 30, 1991 (incorporated by reference to Exhibit
             (4)(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991); Amendment No. 2 thereto dated as of May 1, 1994 (incorporated by reference to Exhibit (10)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994); Amendment No. 3 thereto dated as of August 31, 1995 (incorporated by reference to Exhibit (4)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended October 1, 1995); and Amendment No. 4 thereto dated as of August 31, 1996 (incorporated by reference to Exhibit (4)(i) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996).

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

               (iv) 364 Day Revolving Credit Line dated as of October 17, 1996 with The First National Bank of Chicago and Morgan Guarantory Trust Company of New York and ten other banks.

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

                (iii) Rights Agreement dated as of November 9, 1996 between Registrant and First National Bank of Boston, as Rights Agent, (incorporated herein by reference to Registrant's Form 8-A, dated November 13, 1996).

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

     (viii) Acquisition Agreement dated September 28, 1996 among Boise Cascade Corporation, Oxford Paper Company, Mead Oxford Corporation and The Mead Corporation (incorporated by reference to Exhibit (c) 2 to the Registrant's Form 8-K dated November 1, 1996).

The following are compensatory plans and arrangements in which directors or executive officers participate:

     (ix) 1984 Stock Option Plan of the Registrant, as amended and restated through November 9, 1996.

     (x) 1991 Stock Option Plan of the Registrant, as amended through November 9, 1996.

     (xi) 1996 Stock Option Plan of the Registrant as amended through November 9, 1996.

     (xii) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987 (incorporated by reference to Exhibit (10)(viii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

     (xiii) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987 (incorporated by reference to Exhibit
(1O)(xi) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 and Exhibit (10)(ix) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(vii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

     (xiv) Excess Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

     (xv) Excess Earnings Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

     (xvi) Supplemental Executive Retirement Plan (formerly The Mead Management Income Parity Plan) effective January 1, 1985, as amended and restated as of July 1, 1992 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

     (xvii) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, Vincent L. Gregory, Jr., William E. Hoglund, James
G. Kaiser, John A. Krol, Susan J. Kropf, Steven C. Mason, Charles S. Mechem, Jr., Paul F. Miller, Jr., Thomas B. Stanley, Jr., Lee J. Styslinger, Jr. and Jerome F. Tatar (incorporated herein by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986).

     (xviii) Form of Severance Agreement between Registrant and Steven C. Mason (incorporated herein by reference to Exhibit (10)(xvi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and Exhibit (10)(xii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

     (xix)   Form of Severance Agreement between Registrant and each of William
R. Graber, Elias M. Karter, Raymond W. Lane, Thomas E. Palmer, Jerome F. Tatar and other key employees (incorporated by reference to Exhibit (10)(xiii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

     (xx) Benefit Trust Agreement dated January 9, 1987 between Registrant and Society Bank, National Association (incorporated herein by reference to Exhibit (1O)(xviii) to Registrant's Annual Report on Form 1O-K for the year ended December 31, 1986), as amended October 29, 1988 (incorporated by reference to Exhibit (10)(xiv) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and January 24, 1991 (incorporated by reference to Exhibit (10)(xiii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990), as restated August 27, 1996 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996).

     (xxi) Restricted Stock Plan effective December 10, 1987, as amended through November 9, 1996.

     (xxii) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xix) of Registrant's Annual Report on Form 10-K for the year ended December 31,
1989).

     (xxiii) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

     (xxiv) Directors Capital Accumulation Plan (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1996).

     (xxv) Directors Retirement Plan, effective October 27, 1990 (incorporated by reference to Exhibit (10)(xx) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

     (xxvi) Form of Executive Life Insurance Policy for Key Executives (incorporated by reference to Exhibit (10) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1991).

     (xxvii) Long Term Incentive Plan effective 1996 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

     (xxviii) Annual Incentive Plan for 1996 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

     (xxix) Form of Mead Executive Capital Accumulation Plan effective January 1, 1995 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 1995.)

(11)   Statement re Computation of per Share Earnings.

(12)   Statements re Computation of Ratios.

(21)   Subsidiaries of the Registrant.

(23)   Consent of Independent Auditors.

(27)   Financial Data Schedule

          (b) Reports on Form 8-K

          (1) A Form 8-K was filed on October 11, 1996 reporting under Item 5 Registrant's execution of an agreement to acquire an integrated coated paper mill located in Rumford, Maine from Boise Cascade for approximately $650 million.

          (2) A Form 8-K was filed on November 5, 1996 reporting under Item 2 the completion of the acquisition of the paper mill located in Rumford, Maine from Boise Cascade. Also filed as an exhibit was a copy of the Acquisition Agreement.

          (3) A Form 8-K was filed on November 13, 1996 reporting under Item 5 Registrant's extension of a Shareholder Rights Plan. Also filed as an exhibit was a copy of the Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MEAD CORPORATION


Date:   February 27, 1997          By          STEVEN C. MASON
                                       ----------------------------------
                                               Steven C. Mason
                                            Chairman of the Board
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   February 27, 1997          By          STEVEN C. MASON
                                       ----------------------------------
                                               Steven C. Mason
                                      Director, Chairman of the Board and
                                            Chief Executive Officer



Date:   February 27, 1997          By         WILLIAM R. GRABER
                                       ----------------------------------
                                              William R. Graber
                                          Vice President and Chief
                                        Financial Officer (principal
                                            financial officer)



Date:   February 27, 1997          By         GREGORY T. GESWEIN
                                       ----------------------------------
                                              Gregory T. Geswein
                                            Controller (principal
                                             accounting officer)


Date:   February 27, 1997          By            JOHN C. BOGLE
                                       ----------------------------------
                                                 John C. Bogle
                                                    Director


Date:   February 27, 1997          By            JOHN G. BREEN
                                       ----------------------------------
                                                 John G. Breen
                                                   Director


Date:   February 27, 1997          By         WILLIAM E. HOGLUND
                                       ----------------------------------
                                              William E. Hoglund
                                                  Director

Date:   February 27, 1997          By         JAMES G. KAISER
                                       ----------------------------------
                                              James G. Kaiser
                                                  Director



Date:   February 27, 1997          By          JOHN A. KROL
                                       ----------------------------------
                                               John A. Krol
                                                 Director


Date:   February 27, 1997          By         SUSAN J. KROPF
                                       ----------------------------------
                                              Susan J. Kropf
                                                  Director


Date:   February 27, 1997          By       CHARLES S. MECHEM, JR.
                                       ----------------------------------
                                            Charles S. Mechem, Jr.
                                                  Director


Date:   February 27, 1997          By         PAUL F. MILLER, JR.
                                       ----------------------------------
                                              Paul F. Miller, Jr.
                                                   Director



Date:   February 27, 1997          By       THOMAS B. STANLEY, JR.
                                       ----------------------------------
                                            Thomas B. Stanley, Jr.
                                                  Director


Date:   February 27, 1997          By        LEE J. STYSLINGER, JR.
                                       ----------------------------------
                                             Lee J. Styslinger, Jr.
                                                    Director

Date:   February 27, 1997          By          JEROME F. TATAR
                                       -----------------------------------
                                               Jerome F. Tatar
                                           Director, President and
                                           Chief Operating Officer

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES



                        SCHEDULE FURNISHED PURSUANT TO
                           REQUIREMENTS OF FORM 10-K



                 Years Ended December 31, 1996, 1995 and 1994

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in millions)





     Column A                         Column B           Column C          Column D    Column E
-----------------------------------  ----------  ----------------------   ----------  -----------
                                                        Additions
                                                  --------------------

                                                  Charged     Charged                   Balance
                                     Balance at     to        to Other                    at
                                     Beginning    Costs &     Accounts-  Deductions-    End of
Description                          of Period    Expenses    Describe   Describe       Period
-----------------------------------  ----------  ----------------------   ----------  -----------
Year Ended December 31, 1996:
Allowance for doubtful accounts          $26.8       $ 7.1        $-0-  $  5.9  (A)      $28.0
                                         =====       =====        ====  ======           =====
Accumulated amortization of good-
 will and other intangibles              $37.3       $ 3.3        $-0-  $  -0-           $40.6
                                         =====       =====        ====  ======           =====

Year Ended December 31, 1995:
Allowance for doubtful accounts          $23.9       $10.2        $-0-  $  7.3  (A)      $26.8
                                         =====       =====        ====  ======           =====
Accumulated amortization of good-
 will and other intangibles              $34.0       $ 3.3        $-0-  $  -0-           $37.3
                                         =====       =====        ====  ======           =====

Reserve for asset impairment             $60.0       $ -0-        $-0-  $ 60.0  (B)      $ -0-
                                         =====       =====        ====  ======           =====
Year Ended December 31, 1994:
Allowance for doubtful accounts          $22.5       $ 8.9        $-0-  $  7.5  (A)      $23.9
                                         =====       =====        ====  ======           =====
Accumulated amortization of good-
 will and other intangibles              $31.0       $ 3.0        $-0-  $  -0-           $34.0
                                         =====       =====        ====  ======           =====

Reserve for asset impairment             $ -0-       $60.0        $-0-  $  -0-           $60.0
                                         =====       =====        ====  ======           =====

(A)  Accounts charged off, net of recoveries.

(B)  Reserve of sold business.

                             THE MEAD CORPORATION



                      EXHIBITS TO FORM 10-K ANNUAL REPORT



                     FOR THE YEAR ENDED DECEMBER 31, 1996