Form 10-Q
period 1997-03-30
MEAD CORP
filed 1997-05-12
CIK 64394

================================================================================




               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                        FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997


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

  The number of Common Shares outstanding at March 30, 1997 was
52,212,302.

===============================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                  QUARTERLY PERIOD ENDED MARCH 30, 1997
                  -------------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS
--------------
(All dollar amounts in millions)

                                             March 30,    Dec. 31,
                                               1997         1996
                                             --------    --------
ASSETS
------
Current assets:
  Cash and cash equivalents                  $   14.7    $   20.6
  Accounts receivable                           573.8       578.2
  Inventories                                   582.3       509.3
  Other current assets                           88.8        81.2
                                             --------    --------
          Total current assets                1,259.6     1,189.3

Investments and other assets:
  Investees                                     156.7       154.9
  Other assets                                  529.3       521.3
                                             --------    --------
                                                686.0       676.2

Property, plant and equipment                 5,238.4     5,198.5
Less accumulated depreciation and
 amortization                                (2,120.6)   (2,078.1)
                                             --------    --------
                                              3,117.8     3,120.4
                                             --------    --------
          Total assets                       $5,063.4    $4,985.9
                                             ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:
  Notes payable                              $  100.3    $
  Accounts payable                              336.8       358.9
  Accrued liabilities                           358.9       371.9
  Income taxes payable                            2.8        11.8
  Current maturities of long-term debt           14.6        15.1
                                             --------    --------
          Total current liabilities             813.4       757.7

Long-term debt                                1,248.7     1,239.7

Commitments and contingent liabilities

Deferred items                                  755.9       742.1

Shareowners' equity:
  Common shares                                 155.6       155.5
  Additional paid-in capital                     20.7        13.2
  Foreign currency translation adjustment        (8.7)       (2.4)
  Retained earnings                           2,077.8     2,080.1
                                             --------    --------
                                              2,245.4     2,246.4
                                             --------    --------
          Total liabilities and
           shareowners' equity               $5,063.4    $4,985.9
                                             ========    ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All dollar amounts in millions, except per share amounts)

                                          First Quarter Ended
                                          --------------------
                                          March 30,   March 31,
                                            1997        1996
                                          --------    --------
Net sales                                 $1,135.7    $1,067.2
Cost of products sold                        940.5       863.2
                                          --------    --------
  Gross profit                               195.2       204.0

Selling and administrative
 expenses                                    142.3       134.9
                                          --------    --------
  Earnings from operations                    52.9        69.1

Other revenues - net                           2.6         6.3
Interest and debt expense                    (23.3)      (14.7)
                                          --------    --------
  Earnings from continuing operations
   before income taxes                        32.2        60.7

Income taxes                                  11.8        22.5
                                          --------    --------
  Earnings from continuing operations
   before equity in net (loss) of
   investees                                  20.4        38.2

Equity in net (loss) of
 investees                                    ( .2)       (7.3)
                                          --------    --------
  Earnings from continuing operations         20.2        30.9

Discontinued operations (Note G)                           5.4
                                          --------    --------
  Net earnings                            $   20.2    $   36.3
                                          ========    ========
Per common and common equivalent share:
  Earnings from continuing operations        $ .38       $ .58
  Discontinued operations                                  .10
                                             -----       -----
  Net earnings                               $ .38       $ .68
                                             =====       =====

Cash dividends per common share              $ .30       $ .28
                                             =====       =====
Average common and common equivalent
 shares outstanding (millions)                53.0        53.5
                                             =====       =====

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
(All dollar amounts in millions)

                                                          First Quarter Ended
                                                          -------------------
                                                          March 30, March 31,
                                                            1997      1996
                                                          -------    -------
Cash flows from operating activities:
  Net earnings                                             $ 20.2    $36.3
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation, amortization and depletion of
     property, plant and equipment                           60.6     49.2
    Depreciation and amortization of other assets            11.6     12.9
    Deferred income taxes                                     3.4      7.1
    Investees-earnings and dividends                          (.2)     6.8
    Discontinued operations                                           (5.4)
    Other                                                    (5.3)    (8.7)
    Change in assets and liabilities:
      Accounts receivable                                     4.4     69.5
      Inventories                                           (73.0)  (113.7)
      Other current assets                                  (10.0)   (13.4)
      Accounts payable and accrued liabilities              (44.1)  (103.6)
  Cash (used in) discontinued operations                              (1.2)
                                                           ------    ------
      Net cash (used in) operating activities               (32.4)   (64.2)
                                                           ------    ------

Cash flows from investing activities:
  Capital expenditures                                      (66.8)   (77.6)
  Additions to equipment rented to others                    (8.9)   (13.0)
  Proceeds from sale of business                                      19.6
  Other                                                       9.2    (25.8)
                                                           ------    ------
      Net cash (used in) investing activities               (66.5)   (96.8)
                                                           ------    ------

Cash flows from financing activities:
  Additional borrowings                                     539.3     32.8
  Payments on borrowings                                   (531.8)    (1.2)
  Notes payable                                             100.3
   Cash dividends paid                                       (15.7)   (14.8)
  Common shares issued                                        8.1      2.3
  Common shares purchased                                    (7.2)   (12.9)
                                                           ------    ------
      Net cash provided by financing activities              93.0      6.2
                                                           ------    ------
(Decrease) in cash and cash equivalents                      (5.9)  (154.8)
Cash and cash equivalents at beginning of year               20.6    292.6
                                                           ------    ------
Cash and cash equivalents at end of quarter                $ 14.7   $137.8
                                                           ======   ======
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1996 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        March 30,   Dec. 31,
                                          1997        1996
                                         ------      ------
Finished and semi-finished products      $407.5     $ 337.8
Raw materials                              92.1        91.2
Stores and supplies                        82.7        80.3
                                         ------      ------
                                         $582.3     $ 509.3
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                                        First Quarter Ended
                                        --------------------
                                        March 30,  March 31,
                                          1997        1996
                                        --------    --------

Revenues                                 $179.3      $145.2
                                         ======      ======
Gross profit (loss)                      $ 11.7      $(15.4)
                                         ======      ======
Net earnings (loss)                      $  2.0      $(13.6)
                                         ======      ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                        First Quarter Ended
                                        --------------------
                                        March 30,   March 31,
                                          1997        1996
                                        --------    --------

Cash paid (refunded) for:
  Interest                               $ 24.4      $ 22.8
                                         ======      ======
  Income taxes                           $ (3.0)     $  7.4
                                         ======      ======

F - SHAREOWNERS' EQUITY

During the first quarter of 1997, the Company repurchased 125,000 common shares on the open market. The Company has outstanding authorization from the Board of Directors to repurchase up to five million common shares, of which 2.1 million shares have been repurchased as of the end of the first quarter of 1997.

G - DISCONTINUED OPERATIONS

Mead sold its previously discontinued Imaging business during the first quarter of 1996. The sale resulted in a gain of $5.4 million, net of income tax of $3.2 million.

H - EARNINGS PER SHARE

The Company calculates earnings per share using methods prescribed by Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share." In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaces APB No. 15 and requires adoption for periods ending after December 31, 1997. The Statement will require dual presentation of basic and diluted earnings per share on the face of the income statement. For the periods ended March 30, 1997 and March 31, 1996, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 are not materially different from primary earnings per share calculated under APB No. 15.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
First quarter 1997 net sales were $1.14 billion, a 6% increase over the $1.07 billion generated for the same quarter of 1996. Excluding the sales of the Rumford, Maine coated and specialty paper mill acquired in November, 1996, net sales would have been slightly lower than the prior year. Sales volume was strong throughout the first quarter of 1997
compared with 1996.   Average selling prices were lower in the first
quarter of 1997 for coated paper grades, corrugated containers and corrugating medium compared with the first quarter of 1996. Mead's distribution business, Zellerbach, experienced both lower volume and selling prices in 1997. At the start of the second quarter, backlogs in coated papers and demand, in general, for most of the Company's products remain strong.

Operating Costs and Expenses
----------------------------
Gross profit as a percent of sales fell to 17.2% for the first quarter of 1997 from 19.1% for the first quarter of 1996 due primarily to lower selling prices. Most of Mead's divisions operated well during the quarter
and achieved significant productivity gains.   The Company has invested
significantly over the last several years to make its operations more cost-effective. During the second quarter of 1997, the #1 paperboard machine at the Mahrt, Alabama, coated board mill will be out of production for a scheduled rebuild. The machine is expected to be out of service for four weeks, but no interruption in customer service is expected.

Selling and administrative expenses totaled $142.3 million in the first quarter of 1997, a $7.4 million increase from the same quarter of 1996.
The addition of the Rumford, Maine, coated and specialty paper mill accounted for a significant portion of the increase. As a percent of net sales, these expenses were 12.5% in the first quarter of 1997 compared with 12.6% for the same quarter of 1996.

Other Revenues
--------------
Other revenues were not significant in either the first quarter of 1997 or the first quarter of 1996.

Interest and Debt Expense
-------------------------
First quarter 1997 interest and debt expense was $23.3 million, a 59% increase over the $14.7 million incurred in the first quarter of 1996. The increase is attributed to additional debt levels in 1997, primarily associated with the addition of the Rumford, Maine, mill.

Income Taxes
------------
The effective tax rate was 36.6% for the first quarter of 1997 compared with 37.1% for the comparable quarter of 1996.

Equity in Net Earnings of Investees
-----------------------------------
Mead's investees, consisting primarily of its 50% owned Northwood companies, recorded a loss of $.2 million in the first quarter of 1997 compared with a loss of $7.3 million in the same quarter of 1996. In the first quarter of 1996, Northwood experienced rapidly falling selling prices, weakening demand for pulp and wood products, and severe weather-related operating problems. Furthermore, it recorded an inventory write-down in the first quarter of 1996 and took several days of downtime for both pulp and wood operations in the first and second quarters of 1996.
In 1997, prices for pulp and oriented structural board (OSB) have averaged, respectively, about 20% and 30% lower than a year ago. Sales volume of pulp is significantly higher in the first quarter of 1997 compared with the same period of 1996 while sales of OSB are slightly ahead of last year. Lumber prices have rebounded significantly from the first quarter of 1996, but volume is below last year's levels. Overall, Northwood's lumber and pulp mills have operated better in 1997 than in the first quarter of 1996. Northwood's pulp mill labor contracts expired on April 30, 1997 and the wood products contracts expire at the end of June 1997. Negotiations are in progress, but no agreements have been reached.

Along with the Rumford, Maine, coated and specialty paper mill, Mead acquired a 30% ownership interest in a limited partnership which operates a cogeneration facility at that mill. This partnership contributed about $1 million to earnings in the first quarter of 1997.

Discontinued Operations
-----------------------
Mead sold its Imaging business during the first quarter of 1996. The sale resulted in an after-tax gain of $5.4 million, or $.10 per share.


Financial Data by Business
--------------------------

Paper Segment
                                                     First Quarter
                                          --------------------------------
                                           1997        1996      % Change
                                           ----        ----      --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $393.5      $269.4        46.1%

Segment earnings before taxes               41.8        46.6       (10.3)%



The 1997 increase in net sales over those generated in the first quarter of 1996 was due primarily to the acquisition of the Rumford, Maine, paper mill but, also, due to improved volume in coated papers and at Mead's specialty mills in Menasha, Wisconsin, and South Lee, Massachusetts. Selling prices, however, were below first quarter 1996 levels in all major grades, the effect of which was felt most severely at the Escanaba, Michigan, publishing paper mill. First quarter 1997 earnings from the Chillicothe, Ohio, fine paper mill were significantly higher than in the prior year's first quarter, helped by the higher 1997 sales volume. Chillicothe's 1996 first quarter earnings were negatively impacted by temporary operating problems and severance related expenses. Earnings at the South Lee specialty mill also improved over the first quarter of 1996 partly due to the growth in a wear resistant overlay product that is used in flooring materials. Demand for this type of product is growing in Europe and it is also becoming popular in the U.S. Going into the second quarter of 1997, backlogs in the Paper segment are strong but prices for coated papers remain depressed.

Packaging and Paperboard segment

                                                     First Quarter
                                          ------------------------------
                                           1997        1996     % Change
                                           ----        ----     --------

(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $315.5      $325.8       (3.2)%

Segment earnings before taxes               21.5        29.2      (26.4)%

First quarter 1997 prices for corrugating medium, produced at the Stevenson, Alabama, mill, averaged about 40% below first quarter 1996 levels, causing this segment's sales and earnings to be below those of the prior year. The Stevenson mill has operated well during 1997 with the new #2 machine continuing to operate at above rated capacity with the lighter weight medium being well received by customers.

First quarter 1997 sales and earnings are each up slightly from the same period of 1996 for Mead's Coated Board and Packaging businesses. Strong volume in North America offset decreased demand overseas at Mead Packaging. At Mead Coated Board, sales tonnage, including amounts shipped to Mead Packaging, are about 10% higher than they were a year ago. Open market volume was level with the first quarter of 1996, but prices are down almost 10%. During the second quarter of 1997, the #1 machine at the Mahrt, Alabama, coated board mill will be down for approximately four weeks for the completion of a scheduled rebuild. The division increased inventory levels during the past several months in anticipation of the shutdown and expects customer service to be unaffected.

Distribution and School and Office Products segment

                                                     First Quarter
                                          ------------------------------
                                           1997        1996     % Change
                                           ----        ----     --------

(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $426.7      $472.0       (9.6)%

Segment earnings before taxes                3.1         8.0      (61.3)%

First quarter 1997 sales and earnings for this segment declined due to lower selling prices and sales volume at Zellerbach, Mead's distribution business. This sales decline occurred in all three of the division's businesses: printing; packaging; and industrial supplies. Soft market conditions are expected to continue throughout the second quarter. 1997 sales for Mead School and Office Products are even with those posted in the first quarter of 1996, and earnings are slightly ahead. Traditionally, the first quarter of the year is a slow period for this division and the "Back-to-School" season begins to accelerate in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital at March 30, 1997 was $446.2 million compared to $431.6 million at December 31, 1996. The current ratio dipped slightly to 1.5 at the end of the first quarter 1997 from 1.6 at the prior fiscal year end. As is normally the case in the first quarter of each year, inventories grow in anticipation of the Mead School and Office Products "Back-to-School" season. Part of this inventory build is financed through short-term notes payable. Inventories of Coated Natural Kraft have also been increased to satisfy customer needs while the machine at the Alabama plant is being rebuilt.

Borrowed capital (long-term debt) as a percent of total capital (long-term debt plus shareowners' equity) was 35.7% at March 30, 1997 and was 35.6% at December 31, 1996. During the first quarter, the Company refinanced $550 million of debt with a series of notes and debentures that carry interest rates from 6.60% to 7.55% and have maturities ranging from five to fifty years.

Capital expenditures totaled $66.8 million for the first quarter of 1997 compared with $77.6 million in the first quarter of 1996. Major projects in both time periods were at the Stevenson, Alabama, corrugating medium mill.

Under a Board of Directors' authorization, Mead repurchased 125,000 shares of its capital stock in the first quarter of 1997. By March 30, 1997, the five million share repurchase program was about 43% completed.

At the end of the first quarter, Mead paid a fixed rate or a capped rate on 80% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $12.9 million less than the book value at the end of the first quarter of 1997.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

      (a)   Exhibits

            (10)  Material Contracts:

                  (1) Corporate Annual Incentive Plan for 1997 in which executive officers participate.

                  (2) Corporate Long Term Incentive Plan effective 1997 in which executive officers participate.

                  (3) Supplemental Executive Retirement Plan amended and restated effective January 1, 1997 in which executive officers participate.

                  (4) First Amendment of Executive Accumulation Plan effective March 1, 1997 in which executive officers participate.

            (11.1), (11.2)    Calculations of Net Earnings per Share.

            (27)  Financial Data Schedule

      (b)   Reports on Form 8-K

            (1)   A Form 8-K was filed on January 24, 1997 reporting under
                  Item 5 certain financial results of Registrant for the year ended December 31, 1996. Also filed as an exhibit was a copy of a Press Release dated January 23, 1997.

            (2)   A Form 8-K was filed on February 6, 1997 reporting under
                  Item 5 Registrant's execution of a Pricing Agreement, dated February 4, 1997, in connection with the proposed issuance and sale of 6.60% Notes due March 1, 2002, 7.35% Debentures due March 1, 2017, 6.84% Debentures due March 1, 2037 and 7.55% Debentures due March 1, 2047. Also filed as exhibits were copies of an Underwriting Agreement, Pricing Agreement and opinions of counsel.

                                SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May  12, 1997


THE MEAD CORPORATION
--------------------
   (Registrant)



By: G. T. GESWEIN
    _________________________
    G. T. Geswein
    Vice President, Controller and
    Chief Accounting Officer




















WP\H:\WORK\SEC\10Q\97\033097
040897dlw