Form 10-K/A
period 1996-12-31
MEAD CORP
filed 1997-05-13
CIK 64394

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K
       [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13
                                   OR
             15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                                 OR
       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to include the following information and financial statements required by Form 11-K with respect to The Mead Salaried Savings Plan (the Plan) for the year ended December 31, 1996:


THE MEAD SALARIED SAVINGS PLAN

TABLE OF CONTENTS
------------------------------------------------------------------
                                                       Page

INDEPENDENT AUDITORS' REPORT                             1

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits
  as of December 31, 1996 and 1995                       2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1996          3

NOTES TO FINANCIAL STATEMENTS                           4-5

SUPPLEMENTAL SCHEDULES:

 Schedule of Assets Held for Investment as of
  December 31, 1996                                      6

 Schedule of Reportable Transactions
  for the Year Ended December 31, 1996                   7


EXHIBIT:

 Independent Auditors' Consent                           8

 Signatures                                              9

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Salaried Savings Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Salaried Savings Plan (the Plan) as of December 31, 1996 and 1995, and the related statement of changes in net assets available for benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1996 and 1995, and the changes in net assets available for benefits for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1996, and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1996, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 11, 1997

THE MEAD SALARIED SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------
(All dollar amounts in thousands)

                                            1996      1995
                                         ---------  --------
ASSETS

Investments:
  Mead Common Stock Fund                  $144,744  $136,122
  Fidelity Investment Funds:
    Magellan Fund                           70,126    68,763
    Equity Income Fund                      37,788    26,594
    Intermediate Bond Fund                   4,441     4,316
    Overseas Fund                           12,148     9,408
    Asset Manager Fund                      25,155    23,527
    Asset Manager: Growth Fund              37,208    31,594
    Asset Manager: Income Fund               5,921     6,464
    Short Term Bond Fund                    12,654    13,888
    Retirement Money Market Fund            12,794     9,037
    US Equity Index Pool Fund                6,958     2,460
  Loans to participants                      9,653    10,123
                                          --------  --------
Net Assets Available for Benefits         $379,590  $342,296
                                          ========  ========

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1996
------------------------------------------------------------------
(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                 $  21,764
    Rollovers                                     1,904
    Employer                                      9,301
  Investment Income:
    Interest and dividends                       22,167
    Net appreciation in fair value
     of investments                              23,278
                                              ---------
Total increases                                  78,414
                                              ---------

DECREASES IN PLAN ASSETS:
  Benefits paid to participants                  41,076
  Administrative expenses                            44
                                              ---------
 Total decreases                                 41,120
                                              ---------

NET INCREASE IN PLAN ASSETS                      37,294


NET ASSETS - DECEMBER 31, 1995                  342,296
                                              ---------
NET ASSETS - DECEMBER 31, 1996                $ 379,590
                                              =========

See notes to financial statements.

THE MEAD SALARIED SAVINGS
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995 AND
YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------
A.     PLAN DESCRIPTION

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

Contributions - Participants may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the year ended December 31, 1996, Mead's contributions were 60% of each dollar contributed on the first 3% of the participant's eligible gross pay and 40% of each dollar on the next 3% of the participant's eligible gross pay. Mead may make an additional discretionary contribution each year in an amount determined by its Board of Directors. A discretionary contribution of $250 per employee was made in the year ended December 31, 1996. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

Investment options - Participants can direct their contributions among the following funds of the Plan:

        Magellan Fund                   Equity Income Fund
        Intermediate Bond Fund          Overseas Fund
        Asset Manager Fund              Asset Manager: Growth Fund
        Asset Manager: Income Fund      Short Term Bond Fund
        Retirement Money Market Fund    U.S. Equity Index Pool
        Mead Common Stock Fund

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


C.     TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated July 3, 1996, that the Plan was in compliance with the applicable requirements of the Internal Revenue Service. The Plan has been amended since receiving the determination letter. However, the plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes was included in the Plan's financial statements.


D.     FUND INFORMATION

Participant contributions,benefits paid to participants, interest and dividends and net appreciation (depreciation) in fair value of investments by fund are as follows for the year ended December 31, 1996:

(All dollar amounts in thousands)

                                            Benefits     Interest    Net appreciation (depreciation)
                            Participant     paid to         and       in fair value
                           contributions  participants   dividends    of investments
                           -------------  ------------  ----------  ----------------

Mead Common Stock Fund         $  2,947      $ 15,962    $                $  18,511
Magellan Fund                     6,376         7,441      11,098            (3,570)
Equity Income Fund                2,564         3,465       2,283             3,776
Intermediate Bond Fund              392           380         293              (140)
Overseas Fund                     1,283         1,316         731               606
Asset Manager Fund                2,026         2,703       1,975               930
Asset Manager: Growth Fund        3,454         3,110       3,086             2,409
Asset Manager: Income Fund          464           837         451                 7
Short Term Bond Fund                984         1,809         847              (242)
Retirement Money Market Fund        778         2,902         544
US Equity Index Pool Fund           496           275                           991
Loans to participants                             876         859
                           ------------  ------------  ---------- -----------------
  Total                        $ 21,764      $ 41,076    $ 22,167         $  23,278
                           ============  ============  ========== =================

All Employer contributions are made to the Mead Common Stock Fund.

The Mead Salaried Savings Plan
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1996
-------------------------------------------------------------------
(All dollar amounts in thousands)

                                                        Market
                                   Units       Cost     Value
                               ------------  --------  --------

Mead Common Stock Fund            9,968,601  $ 95,331  $144,744

Fidelity Investment Funds:
 Magellan                           869,506    64,247    70,126
 Equity Income                      882,274    31,390    37,788
 Intermediate Bond                  440,595     4,447     4,441
 Overseas                           393,896    11,542    12,148
 Asset Manager                    1,527,326    22,852    25,155
 Asset Manager: Growth            2,275,710    32,710    37,208
 Asset Manager: Income              509,959     5,591     5,921
 Short Term Bond                  1,451,184    12,999    12,654
 Retirement Money Market         12,794,390    12,794    12,794
 U.S. Equity Index Pool             342,736     5,647     6,958

Loans to participants - 1,755 loans
 with interest rates from 9.65%
 to 10.75%                                      9,653     9,653
                                             --------  --------
                                             $309,203  $379,590
                                             ========  ========

The Mead Salaried Savings Plan
Item 27d- Supplemental Schedule of Reportable Transactions - Series of Transactions
Year Ended December 31, 1996
-------------------------------------------------------------------------------

(All dollar amounts in thousands)

                                     Number of    Purchase    Number      Sale         Gain/
             Description             Purchases      Cost     of Sales   Proceeds      (Loss)
----------------------------------------------   ----------  -------- -----------  -----------

Mead Common Stock Fund                     254      $31,068       254     $40,955       $8,684

Magellan Fund                              254       27,657       249      22,724        1,031

Equity Income Fund                         254       15,553       232       8,135          847

Asset Manager: Growth Fund                 254       10,803       239       7,599          979

Retirement Money Market Fund               254       25,784       230      22,026

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement Nos. 33-37961 and 33-47580 on Form S-8 of our report dated April 11, 1997, accompanying the financial statements of The Mead Salaried Savings Plan included in the Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1996.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 9, 1997

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                 THE MEAD CORPORATION
                                 (Registrant)


Date:     May 13, 1997    By:     GREGORY T. GESWEIN
                                 ________________________
                                 Gregory T. Geswein
                                 Vice President and Controller
                                 (principal accounting officer)


                                 THE MEAD SALARIED
                                 SAVINGS PLAN


Date:     May 13, 1997    By:     JAMES B. BELL
                                 ________________________
                                 James D. Bell
                                 Director of Benefits










SEC\10K\97\FRM10KA1
050297dlw