Form 10-K/A
period 1996-12-31
MEAD CORP
filed 1997-05-13
CIK 64394

================================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-K
         [X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13
                                OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                OR
      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to______ Commission File No. 1-2267

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the Registrant) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to include the following information and financial statements required by Form 11-K with respect to The Mead Savings Plan for Bargaining Unit Employees (the Plan) for the year ended December 31, 1996:


THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES

TABLE OF CONTENTS
-------------------------------------------------------------------
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

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Savings Plan for Bargaining Unit Employees
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Savings Plan for Bargaining Unit Employees (the Plan) as of December 31, 1996 and 1995, and the related statement of changes in net assets available for benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
April 11, 1997

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------
(All dollar amounts in thousands)

                                            1996      1995
                                         ---------  --------
ASSETS

Investments:
  Mead Common Stock Fund                 $   1,068  $    625
  Fidelity Investment Funds:
    Magellan Fund                           12,173     8,959
    Equity Income Fund                       5,239     2,981
    Intermediate Bond Fund                     420       292
    Overseas Fund                            1,427       889
    Asset Manager Fund                       2,636     1,766
    Asset Manager: Growth Fund               4,869     2,970
    Asset Manager: Income Fund                 765       610
    Short Term Bond Fund                     1,787     1,473
    Retirement Money Market Fund             1,722       551
    US Equity Index Pool Fund                  508       168
  Loans to participants                        993       592
                                         ---------  --------
Net Assets Available for Benefits        $  33,607  $ 21,876
                                         =========  ========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1996
------------------------------------------------------------------
(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                 $   8,873
    Rollovers                                       501
    Employer                                         82
  Investment Income:
    Interest and dividends                        2,904
    Net appreciation in fair value
     of investments                                 587
                                              ---------
Total increases                                  12,947
                                              ---------

DECREASES IN PLAN ASSETS:
  Benefits paid to participants                   1,207
  Administrative expenses                             9
                                              ---------
 Total decreases                                  1,216
                                              ---------

NET INCREASE IN PLAN ASSETS                      11,731


NET ASSETS - DECEMBER 31, 1995                   21,876
                                              ---------
NET ASSETS - DECEMBER 31, 1996                $  33,607
                                              =========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995 AND YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------
A.     PLAN DESCRIPTION

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

Contributions - Participants, except for participants employed at the Rumford, Maine, facility, may generally authorize a redirection of payroll wages of up to 10% of compensation as a contribution to the Plan each year. Employee contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

Participants employed at the Rumford,
Maine, facility may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the year ended December 31, 1996, Mead's contributions were 50% of each dollar contributed on the first 3% of the participant's eligible gross pay. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

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


D.     FUND INFORMATION

Participant contributions, benefits paid to participants, interest and dividends and net appreciation (depreciation) in fair value of investments by fund are as follows for the year ended December 31, 1996:

(All dollar amounts in thousands)

                                            Benefits     Interest   Net appreciation (depreciation)
                            Participant     paid to        and       in fair value
                           contributions  participants   dividends   of investments
                           -------------  ------------  ---------- ----------------

Mead Common Stock Fund         $    301     $      3     $               $   113
Magellan Fund                     3,133          384        1,627           (409)
Equity Income Fund                1,272          199          306            494
Intermediate Bond Fund              156           27           25            (11)
Overseas Fund                       431           51           86             57
Asset Manager Fund                  756          140          193             76
Asset Manager: Growth Fund        1,295           80          392            237
Asset Manager: Income Fund          220           72           50             (1)
Short Term Bond Fund                495           81          108            (27)
Retirement Money Market Fund        696          150           47
US Equity Index Pool Fund           118           16                          58
Loans to participants                              4           70
                           -------------  ------------  ---------- ----------------
  Total                        $  8,873     $  1,207     $  2,904        $   587
                           =============  ============  ========== ================

All Employer contributions are made to the Mead Common Stock Fund.

The Mead Savings Plan for Bargaining Unit Employees
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1996
------------------------------------------------------------------
(All dollar amounts in thousands)

                                                        Market
                                   Units       Cost     Value
                               ------------  --------  ---------

Mead Common Stock Fund               73,586   $   972   $ 1,068

Fidelity Investment Funds:
 Magellan                           150,934    11,429    12,173
 Equity Income                      122,327     4,477     5,239
 Intermediate Bond                   41,678       421       420
 Overseas                            46,256     1,363     1,427
 Asset Manager                      160,064     2,457     2,636
 Asset Manager: Growth              297,775     4,408     4,869
 Asset Manager: Income               65,875       738       765
 Short Term Bond                    204,968     1,817     1,787
 Retirement Money Market          1,721,590     1,722     1,722
 U.S. Equity Index Pool              25,002       428       508

Loans to participants - 326 loans
 with interest rates from 9.65%
 to 10.75%                                        993       993
                                             --------  --------
                                              $31,225   $33,607
                                             ========  ========

The Mead Savings Plan for Bargaining Unit Employees
Item 27d- Supplemental Schedule of Reportable Transactions - Series of Transactions
Year Ended December 31, 1996
------------------------------------------------------------------------------
(All dollar amounts in thousands)

                                     Number of    Purchase    Number      Sale         Gain/
             Description             Purchases      Cost     of Sales   Proceeds      (Loss)
----------------------------------  ----------  -----------  --------  ----------  -----------

Mead Common Stock Fund                     147      $   790        89     $   461          $27

Magellan Fund                              233        5,570       196       1,947           55

Equity Income Fund                         208        2,500       134         737           87

Overseas Fund                              147          853        80         371           12

Asset Manager Fund                         130        1,169        77         376           33

Asset Manager: Growth Fund                 159        2,119        96         457           55

Retirement Money Market Fund               143        1,813        84         642

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement No. 33-53421 on Form S-8 of our report dated April 11, 1997, accompanying the financial statements of The Mead Savings Plan for Bargaining Unit Employees included in the Form 10-K/A Amendment No. 2 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1996.

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


                                 THE MEAD CORPORATION
                                 (Registrant)


Date:     May 13, 1997    By:    GREGORY T. GESWEIN
                                 ________________________
                                 Gregory T. Geswein
                                 Vice President and Controller
                                 (principal accounting officer)


                                 THE MEAD SAVINGS PLAN FOR
                                 BARGAINING UNIT EMPLOYEES


Date:     May 13, 1997    By:     JAMES D. BELL
                                 ________________________
                                 James D. Bell
                                 Director of Benefits





SEC\10K\97\FRM10KA2
050297dlw