Form 10-Q
period 1997-06-29
MEAD CORP
filed 1997-08-11
CIK 64394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 29, 1997


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

  The number of Common Shares outstanding at June 29, 1997 was 52,306,147.

================================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                  QUARTERLY PERIOD ENDED JUNE 29, 1997
                  ------------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS
--------------
(All dollar amounts in millions)


                                        June 29,      Dec. 31,
                                          1997          1996
                                        --------      --------
ASSETS

Current assets:
  Cash and cash equivalents             $   15.8      $   20.6
  Accounts receivable                      755.5         578.2
  Inventories                              541.4         509.3
  Other current assets                      93.8          81.2
                                        --------      --------
          Total current assets           1,406.5       1,189.3

Investments and other assets:
  Investees                                155.9         154.9
  Other assets                             559.6         521.3
                                        --------      --------
                                           715.5         676.2

Property, plant and equipment            5,342.9       5,198.5
Less accumulated depreciation and
 amortization                           (2,167.4)     (2,078.1)
                                        --------      --------
                                         3,175.5       3,120.4
                                        --------      --------
          Total assets                  $5,297.5      $4,985.9
                                        ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                         $  173.8      $
  Accounts payable                         386.4         358.9
  Accrued liabilities                      388.0         371.9
  Income taxes payable                       1.5          11.8
  Current maturities of long-term debt      14.3          15.1
                                        --------      --------
          Total current liabilities        964.0         757.7

Long-term debt                           1,273.6       1,239.7

Commitments and contingent liabilities

Deferred items                             779.7         742.1

Shareowners' equity:
  Common shares                            156.0         155.5
  Additional paid-in capital                33.5          13.2
  Foreign currency translation adjustment  (10.6)         (2.4)
  Retained earnings                      2,101.3       2,080.1
                                        --------      --------
                                         2,280.2       2,246.4
                                        --------      --------
          Total liabilities and
           shareowners' equity          $5,297.5      $4,985.9
                                        ========      ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All dollar amounts in millions, except per share amounts)

                                    Second Quarter Ended      First Half Ended
                                    --------------------     ------------------
                                    June 29,  June 30,       June 29, June 30,
                                      1997      1996           1997     1996
                                    --------  --------       --------  --------
Net sales                           $1,322.3  $1,258.5       $2,458.0 $2,325.7
Cost of products sold                1,088.3   1,000.4        2,028.8  1,863.6
                                    --------  --------       --------  --------
  Gross profit                         234.0     258.1          429.2    462.1
Selling and administrative expenses    139.5     140.0          281.8    274.9
                                    --------  --------       --------  --------
  Earnings from operations              94.5     118.1          147.4    187.2
Other revenues (expenses) - net          (.9)      1.7            1.7      8.0
Interest and debt expense              (24.6)    (12.7)         (47.9)   (27.4)
                                    --------  --------       --------  --------
  Earnings from continuing operations
   before income taxes                  69.0     107.1          101.2    167.8

Income taxes                            25.5      39.0           37.3     61.5
                                    --------  --------       --------  --------
  Earnings from continuing operations
   before equity in net earnings (loss)
   of investees                         43.5      68.1           63.9    106.3

Equity in net earnings (loss)
 of investees                            4.3      (1.0)           4.1     (8.3)
                                    --------  --------       --------  --------
  Earnings from continuing operations   47.8      67.1           68.0     98.0

Discontinued operations (Note G)                                           5.4
                                    --------  --------       --------  --------
  Net earnings                      $   47.8  $   67.1       $   68.0  $ 103.4
                                    ========  ========       ======== ========

Per common and common equivalent share:
  Earnings from continuing operations   $.90     $1.26          $1.28    $1.84
  Discontinued operations                                                  .10
                                    --------  --------       --------  --------
  Net earnings                          $.90     $1.26          $1.28    $1.94
                                    ========  ========       ======== ========

Cash dividends per common share         $.30     $ .30          $ .60    $ .58
                                    ========  ========       ======== ========

Average common and common equivalent
 shares outstanding (millions)          53.0      53.2           53.0     53.4
                                    ========  ========       ======== ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
 (All dollar amounts in millions)

                                                          First Half Ended
                                                          -----------------
                                                          June 29, June 30,
                                                            1997    1996
                                                          -------  -------
Cash flows from operating activities:
  Net earnings                                             $ 68.0  $103.4
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating activities:
    Depreciation and depletion of property, plant
     and equipment                                          120.4    97.0
    Amortization of other assets                             23.0    24.4
    Deferred income taxes                                    15.2    11.1
    Investees-earnings and dividends                         (1.7)   13.1
    Discontinued operations                                          (5.4)
    Other                                                    (9.9)  (12.3)
    Change in current assets and liabilities:
      Accounts receivable                                  (177.3) (105.2)
      Inventories                                           (32.1)  (68.1)
      Other current assets                                   (6.7)   (9.1)
      Accounts payable and accrued liabilities               33.3   (55.1)
  Cash (used in) discontinued operations                             (1.5)
                                                           ------   ------
      Net cash (used in) operating activities                32.2    (7.7)
                                                           ------   ------

Cash flows from investing activities:
  Capital expenditures                                     (185.6) (173.9)
  Additions to equipment rented to others                   (18.4)  (20.9)
  Proceeds from sale of business                                     19.6
  Other                                                     (12.4)  (20.8)
                                                           ------   ------
      Net cash provided by (used in) investing activities  (216.4) (196.0)
                                                           ------   ------

Cash flows from financing activities:
  Additional borrowings                                     564.2    32.8
  Payments on borrowings                                   (532.6)  (67.5)
  Notes payable                                             173.8    39.0
  Cash dividends paid                                       (31.3)  (30.6)
  Common shares issued                                       21.7     5.3
  Common shares purchased                                   (16.4)  (45.7)
                                                           ------   ------
      Net cash provided by (used in) financing activities   179.4   (66.7)
                                                           ------   ------

(Decrease) in cash and cash equivalents                      (4.8) (270.4)
Cash and cash equivalents at beginning of year               20.6   292.6
                                                           ------   ------
Cash and cash equivalents at end of half                   $ 15.8   $22.2
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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                       June 29,  Dec. 31,
                                         1997      1996
                                       --------  -------
Finished and semi-finished products      $371.9   $337.8
Raw materials                              87.2     91.2
Stores and supplies                        82.3     80.3
                                         ------   ------
                                         $541.4   $509.3
                                         ======   ======


D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                              Second Quarter Ended   First Half Ended
                              --------------------   -----------------
                              June 29,    June 30,   June 29,  June 30,
                                1997        1996       1997      1996
                              -------     -------    -------   -------

Revenues                       $193.0      $164.2     $372.3    $309.4
                               ======      ======     ======    ======
Gross profit (loss)            $ 21.4      $  5.1     $ 33.1    $(10.3)
                               ======      ======     ======    ======
Net earnings (loss)            $ 11.0      $  (.5)    $ 13.0    $(14.1)
                               ======      ======     ======    ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                       First Half Ended
                                       -----------------
                                       June 29,  June 30,
                                         1997      1996
                                       -------   -------
Cash paid for:
  Interest                              $ 31.7    $ 28.9
                                        ======    ======
  Income taxes                          $ 18.1    $ 38.2
                                        ======    ======

F - SHAREOWNERS' EQUITY

During the second quarter of 1997, the Company repurchased approximately 148,000 common shares on the open market. The Company has outstanding authorization from the Board of Directors to repurchase up to five million common shares, of which 2.3 million shares have been repurchased as of the end of the first half of 1997.

G - DISCONTINUED OPERATIONS

Mead sold its previously discontinued Imaging business during the first quarter of 1996. The sale resulted in a gain of $5.4 million, net of income tax of $3.2 million.

H - EARNINGS PER SHARE

The Company calculates earnings per share using methods prescribed by Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share."
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and diluted earnings per share on the face of the statement of earnings. For the periods ended June 29, 1997 and June 30, 1996, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 are not materially different from primary earnings per share calculated under APB No. 15.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------
RESULTS OF OPERATIONS
---------------------
Net Sales
--------
Second quarter 1997 net sales were $1.32 billion, 5% higher than the $1.26 billion of sales generated in the second quarter of 1996. For the first half, net sales were $2.46 billion in 1997 compared to $2.33 billion in 1996. 1997 sales include those of the Rumford, Maine, coated and specialty paper mill acquired in November, 1996. Excluding Rumford's results, 1997 net sales were slightly behind 1996 levels for both the second quarter and first half. Sales volume to customers for coated papers, paperboard and corrugating medium has exceeded 1996 levels for both the first half and second quarter but prices have averaged lower, most notably for medium. Sales volume and prices for the products of Zellerbach, Mead's distribution business, also trail the prior year for both the second quarter and the first half. Toward the end of the second quarter of 1997, price increases for coated papers and corrugating medium were announced. Overall, management is encouraged by the strengthening prices now seen as a result of increased demand in pulp, coated paper and containerboard.

Operating Costs and Expenses
----------------------------
Gross profit as a percent of sales fell to 17.7% for the second quarter of 1997 compared with 20.5% for the second quarter of 1996 due primarily to declining prices. Likewise, this percentage decreased to 17.5% for the first half of 1997 compared with 19.9% in the same period of last year. Mead's operations performed well during the second quarter of 1997. Productivity gains over 1996 were achieved in almost every division of Mead. Mead's coated board mill in Phenix City, Alabama, operated well despite the completion of the scheduled four-week rebuild of the Number 1 machine.

First half 1997 selling and administrative expenses of $281.8 million are slightly higher than the same period of 1996 and include the addition of the Rumford, Maine, operation. These expenses are even with 1996 for the second quarter. As a percent of sales on a year-to-date basis, selling and administrative expenses are about 11.5% for 1997 compared with 11.8% for 1996.

Other Revenues (Expense) - Net
------------------------------
Other revenues (expense) were not significant in either the second quarters or first halves of 1997 and 1996.

Interest and Debt Expense
-------------------------
First half 1997 interest and debt expense was $47.9 million, a 75% increase over the $27.4 million incurred in the same period of 1996. Similarly, second quarter 1997 interest and debt expense almost doubled from $12.7 million in 1996 to $24.6 million in 1997. The increase is attributable to higher 1997 debt levels, primarily associated with the acquisition of the Rumford, Maine, mill.

Income Taxes
------------
The effective tax rate was 37.0% in the second quarter of 1997 compared to 36.4% in the second quarter of 1996. For the half, this rate was 36.9% in 1997 and 36.6% in 1996.

Equity in Net Earnings of Investees
-----------------------------------
In the second quarter of 1997, Mead's investees, consisting primarily of its 50% owned Northwood companies, recorded earnings (Mead's share) of $4.3 million compared to a loss of $(1.0) million in the same quarter of 1996. For the first half, Mead's share of earnings was $4.1 million in 1997 compared to a loss of $(8.3) million posted for 1996. Northwood's 1997 results improved on stronger wood prices, increasing pulp prices and improved mill operations. Furthermore, the pulp mill has taken no market downtime in 1997. During the first half of 1996, 21 days of market downtime was taken. Selling prices of oriented structural board, however, were about 35% lower than a year ago and partially offset the improved pulp results.

Along with the Rumford, Maine, coated and specialty paper mill, Mead acquired a 30% ownership interest in a limited partnership which operates a cogeneration facility at that mill. This partnership contributed positively to earnings after income taxes in each of the first two quarters of 1997.

Discontinued Operations
-----------------------
Mead sold its Imaging business during the first quarter of 1996. The sale resulted in an after-tax gain of $5.4 million or $.10 per share.

Financial Data by Business
--------------------------
Paper segment
                                   Second Quarter                First Half
                              ------------------------      ----------------------
                              1997    1996    % Change      1997    1996  % Change
                              ----    ----    --------      ----    ----  --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $377.1  $303.5    24%         $770.6  $572.9   35%

Segment earnings before
    taxes                       44.6    46.0   (3)%           86.4   92.6   (7)%

Excluding the sales of the acquired Rumford mill, first half net sales for the Paper segment were slightly ahead of last year's levels, though sales for the second quarter were down. Sales volume for coated web grades was strong and steadily improved throughout the first half of 1997, but prices averaged below those realized in 1996. The weakness in selling prices sharply affected the first half results of the Publishing Paper division operations compared to the prior year. However, 1997 second quarter earnings were even with 1996. At the Fine Paper division, volume, primarily for coated sheets, was lower in the second quarter of 1997 compared with 1996. However, first half division earnings were ahead of 1996. Sales and earnings of Mead's Specialty Paper Division in South Lee, Massachusetts, in 1997 have grown significantly over 1996 for both the first half and second quarter. On the whole, Mead's paper mills operated well during the quarter. Throughout the second quarter of 1997, backlogs grew at both the Escanaba and Rumford mills.

Packaging and Paperboard segment


                                   Second Quarter                First Half
                              ------------------------      ----------------------
                              1997    1996    % Change      1997    1996  % Change
                              ----    ----    --------      ----    ----  ---------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $378.2  $377.0     - %        $693.7  $702.8    (1)%

Segment earnings before
    taxes                       30.1    49.2   (39)%          51.6   78.4    (34)%


For both the second quarter and first half of 1997, sales increases at Mead's Phenix City, Alabama, coated board mill and Mead Packaging's North American operations were offset by sales decreases at Mead Containerboard and Mead Packaging's foreign operations. For the past two years, prices for corrugating medium have steadily declined. Gross selling prices for medium have fallen almost 60% from their highs in 1995. This price decline is the principal reason that second quarter and first half 1997 earnings of the Containerboard division and the Packaging and Paperboard segment were significantly below the results of the corresponding periods of 1996. In June 1997, however, a $40 per ton price increase for medium was announced. An additional price increase has been announced effective August 1.

Mead Packaging division's 1997 second quarter earnings were slightly higher than the second quarter of 1996, buoyed by a strong operating performance and a brisk early summer beverage packaging season in North America. This division's second quarter earnings were negatively impacted by unfavorable foreign exchange rates and costs associated with the closing of the Godfrey, Illinois, facility. For Mead's Coated Board Division, second quarter earnings were lower in 1997 than in 1996 due to lower open market pricing and a four-week shutdown of the Number 1 machine for a scheduled rebuild. This caused first half 1997 earnings to be below 1996 levels as well.

Distribution and School and Office Products segment

                                   Second Quarter                First Half
                              ------------------------      ------------------------
                              1997    1996    % Change      1997      1996  % Change
                              ----    ----    --------      ----      ----  --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $567.0  $578.0     (2)%       $993.7    $1,050.0   (5)%

Segment earnings before
    taxes                       32.0    40.4    (21)%         35.1       48.4    (27)%


At Zellerbach, Mead's distribution business, sales and earnings for the first half and second quarter of 1997 were below those of the same periods of 1996 due to weak prices and lower sales volume. Market conditions appear to be improving in some segments of the business and in certain parts of the country but remain soft in others. Mead's School and Office Products Division posted higher sales for both the first half and second quarter of 1997 compared to 1996 on strength in demand for its value added and licensed products. This division's second quarter 1997 earnings were slightly behind last year's second quarter but slightly exceeded 1996 for the first half.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital was $442.5 million at June 29, 1997 compared to $431.6 million at December 31, 1996, and $539.8 million at June 30, 1996. The current ratio was 1.5 at June 29, 1997, 1.6 at December 31, 1996 and 1.7 at June 30, 1996. Virtually all the working capital accounts, especially receivables, inventories and accounts payable, were significantly higher at June 29, 1997 than at June 30, 1996 due to the Rumford, Maine, paper mill acquisition. The seasonal build in inventory and receivables due to the Mead School and Office Product's back-to-school season was partly financed by short-term notes payable. Mead's 1997 seasonal borrowing needs were higher than at the end of the first half of 1996 due to lower 1997 selling margins on many products, higher capital spending in 1997 and a lower cash balance at the beginning of the 1997 second quarter.

Capital expenditures totaled $185.6 million for the first half of 1997 compared to $173.9 million for the same period of 1996. For the second quarter, capital expenditures were $118.8 million in 1997 and $96.3 million in 1996. Major projects in all time periods were at the Stevenson, Alabama, corrugating medium mill.

Borrowed capital (long-term debt) as a percent of total capital (long-term debt plus shareowners' equity) was 35.8% at June 29, 1997 compared to 35.6% at December 31, 1996. During the first quarter of 1997, Mead refinanced $550 million of debt with a series of notes and debentures that carry interest rates from 6.60% to 7.55% and have maturities ranging from five to fifty years. In the second quarter of 1997, Mead completed a $25 million tax exempt financing related to the Stevenson, Alabama, corrugating medium mill.

Under an April, 1995 Board of Directors' authorization, Mead repurchased approximately 148,000 shares of its common stock during the second quarter of 1997. Year-to-date repurchases amounted to approximately 273,000 shares. By June 29, 1997, the five million share repurchase program was about 46% completed.

At the end of the second quarter, Mead paid a fixed rate or a capped rate on 75% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.05 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $40 million more than the book value at the end of the second quarter of 1997.

PART II - OTHER INFORMATION
---------------------------
ITEM 1.     LEGAL PROCEEDINGS
            -----------------
Reference is made to the fifth paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, regarding various air violations at the Mead Fine Paper mill in Chillicothe, Ohio dating back to 1989. Mead executed Final Findings and Orders with the Director of the Ohio EPA on May 12, 1997 to resolve the proceeding. Mead was assessed penalties in the amount of $221,130. Of this amount, Mead paid $51,130 and agreed to make certain improvements valued by Ohio EPA at $170,000 by not later than March 30, 1999.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
      (a)   The Annual Meeting of Shareholders of Mead was held on April
            24, 1997.

      (b) Proxies were solicited for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees listed in the proxy statement, and John C. Bogle, William E. Hoglund, John A. Krol, Susan J. Kropf, Steven C. Mason, Paul F. Miller, Jr., Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson were elected. The other directors whose term of office continued after the meeting also include John G. Breen, James G. Kaiser and Charles S. Mechem, Jr.

      (c)   The results of the election directors are as follows:

                             Number of Votes
                             ---------------

      Nominee                    For          Withheld
      -------                    ---          --------
      John C. Bogle           44,904,107       1,424,340
      William E. Hoglund      45,845,486         482,961
      John A. Krol            45,865,950         462,496
      Susan J. Kropf          44,905,493       1,422,954
      Steven C. Mason         45,814,297         514,150
      Paul F. Miller, Jr.     45,834,309         494,137
      Lee J. Styslinger, Jr.  45,865,555         462,892
      Jerome F. Tatar         45,833,628         494,819
      J. Lawrence Wilson      45,865,580         462,866

      Nominee                 Absentions        Broker Non-Votes
      -------                 ----------        ----------------
      John C. Bogle              -0-                 -0-
      William E. Hoglund         -0-                 -0-
      John A. Krol               -0-                 -0-
      Susan J. Kropf             -0-                 -0-
      Steven C. Mason            -0-                 -0-
      Paul F. Miller, Jr.        -0-                 -0-
      Lee J. Styslinger, Jr.     -0-                 -0-
      Jerome F. Tatar            -0-                 -0-
      J. Lawrence Wilson         -0-                 -0-

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (27)  Financial Data Schedule

      (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 1997.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1997


THE MEAD CORPORATION
--------------------
   (Registrant)



By:  G. T. GESWEIN
    __________________________________
    G. T. Geswein
    Vice President, Controller and
    Chief Accounting Officer




















WP\H:\WORK\SEC\10Q\97\062997
080197dlw