Form 10-Q
period 1997-09-28
MEAD CORP
filed 1997-11-10
CIK 64394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                       FORM 10-Q

                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 28, 1997


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

  The number of Common Shares outstanding at September 28, 1997 was 52,432,577.

================================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997
                -----------------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)
                                             Sept. 28,    Dec. 31,
                                               1997        1996
                                             --------    --------
ASSETS
------

Current assets:
  Cash and cash equivalents                  $   20.4    $   20.6
  Accounts receivable                           689.0       578.2
  Inventories                                   477.7       509.3
  Other current assets                           84.4        81.2
                                             --------    --------
          Total current assets                1,271.5     1,189.3

Investments and other assets:
  Investees                                     159.4       154.9
  Other assets                                  558.0       521.3
                                             --------    --------
                                                717.4       676.2

Property, plant and equipment                 5,443.3     5,198.5
Less accumulated depreciation and
 amortization                                (2,214.2)  (2,078.1)
                                             --------    --------
                                              3,229.1     3,120.4
                                             --------    --------
          Total assets                       $5,218.0    $4,985.9
                                             ========    ========
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current liabilities:  Notes payable          $  114.2    $
  Accounts payable                              337.3       358.9
  Accrued liabilities                           382.4       371.9
  Income taxes payable                            5.1        11.8
  Current maturities of long-term debt            9.7        15.1
                                             --------    --------
          Total current liabilities             848.7       757.7

Long-term debt                                1,273.5     1,239.7
Commitments and contingent liabilities
Deferred items                                  791.2       742.1

Shareowners' equity:
  Common shares                                 156.2       155.5
  Additional paid-in capital                     52.1        13.2
  Foreign currency translation adjustment       (15.8)      (2.4)
  Retained earnings                           2,112.1     2,080.1
                                             --------    --------
                                              2,304.6     2,246.4
                                             --------    --------
          Total liabilities and
           shareowners' equity               $5,218.0    $4,985.9
                                             ========    ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All dollar amounts in millions, except per share amounts)

                                        Third Quarter Ended    Three Quarters Ended
                                        --------------------   --------------------
                                        Sept. 28,   Sept. 29,  Sept. 28,   Sept. 29,
                                          1997        1996       1997       1996
                                        --------    --------   --------   --------
Net sales                               $1,375.6    $1,231.1   $3,833.6   $3,556.8
Cost of products sold                    1,134.9       995.1    3,163.6    2,858.7
                                        --------    --------   --------   --------
  Gross profit                             240.7       236.0      670.0      698.1

Selling and administrative expenses        146.2       141.5      428.1      416.4
                                        --------    --------   --------   --------
  Earnings from operations                  94.5        94.5      241.9      281.7

Other revenues - net                         2.8         3.5        4.5       11.5
Interest and debt expense                  (25.9)      (12.9)    (73.9)      (40.3)
                                        --------    --------   --------   --------
  Earnings from continuing operations
   before income taxes                      71.4        85.1      172.5      252.9

Income taxes                                25.8        31.2       63.1       92.7
                                        --------    --------   --------   --------
  Earnings from continuing operations
   before equity in net earnings
   of investees                             45.6        53.9      109.4      160.2

Equity in net earnings of investees          4.7         8.8        8.9         .5
                                        --------    --------   --------   --------
  Earnings from continuing operations       50.3        62.7      118.3      160.7

Discontinued operations (Note G)                                               5.4
                                        --------    --------   --------   --------
  Net earnings                          $   50.3    $   62.7   $  118.3   $  166.1
                                        ========    ========   ========   ========
Per common and common equivalent share:
  Earnings from continuing operations      $ .94       $1.18      $2.22      $3.02
  Discontinued operations                                                      .10
                                           -----       -----      -----      -----
  Net earnings                             $ .94       $1.18      $2.22      $3.12
                                           =====       =====      =====      =====

Cash dividends per common share            $ .30       $ .30     $  .90      $ .88
                                           =====       =====      =====      =====
Average common and common equivalent
 shares outstanding (millions)              53.6        53.0       53.3       53.2
                                           =====       =====      =====      =====

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
(All dollar amounts in millions)

                                                           Three Quarters
                                                                Ended
                                                         -----------------
                                                         Sept. 28, Sept. 29,
                                                            1997     1996
                                                          -------   ------
Cash flows from operating activities:
  Net earnings                                             $118.3   $166.1
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and depletion of property, plant
    and equipment                                          179.9    145.3
   Amortization of other assets                             34.1     36.4
    Deferred income taxes                                   24.3     39.9
    Investees-earnings and dividends                        (4.4)     5.3
    Discontinued operations                                          (5.4)
    Other                                                  (15.4)   (18.7)
    Change in current assets and liabilities:
     Accounts receivable                                  (110.8)   (54.3)
     Inventories                                            31.6     (1.5)
     Other current assets                                    3.4     (6.9)
     Accounts payable and accrued liabilities              (17.8)   (71.3)
Cash (used in) discontinued operations                               (1.5)
                                                          ------   ------
     Net cash provided by operating activities             243.2    233.4
                                                          ------   ------
Cash flows from investing activities:
  Capital expenditures                                    (297.1)  (278.2)
  Additions to equipment rented to others                  (24.8)   (31.3)
  Proceeds from sale of business                                     19.6
  Other                                                    (15.3)    11.1
                                                          ------    ------
    Net cash (used in) investing activities               (337.2)  (278.6)
                                                          ------   ------
Cash flows from financing activities:
  Additional borrowings                                    564.2     32.8
  Payments on borrowings                                  (537.9)   (73.8)
  Notes payable                                            114.2
  Cash dividends paid                                      (47.1)   (46.2)
  Common shares issued                                      41.9     11.9
  Common shares purchased                                  (41.5)   (50.2)
                                                          ------    ------
     Net cash provided by (used in) financing activities    93.8   (125.5)
                                                          ------    ------
(Decrease) in cash and cash equivalents                      (.2)  (170.7)
Cash and cash equivalents at beginning of year              20.6    292.6
                                                          ------  ------
Cash and cash equivalents at end of third quarter          $20.4   $121.9
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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         Sept. 28,   Dec. 31,
                                          1997        1996
                                         ------      ------
Finished and semi-finished products      $307.5      $337.8
Raw materials                              87.0        91.2
Stores and supplies                        83.2        80.3
                                         ------      ------
                                         $477.7      $509.3
                                         ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                        Third Quarter Ended       Three Quarters Ended
                        -------------------      --------------------
                      Sept. 28,    Sept. 29,     Sept. 28,    Sept. 29,
                         1997         1996         1997         1996
                        ------       ------       ------       ------
Revenues                $173.4       $179.6       $545.7       $489.1
                         ======       ======       ======       ======
Gross profit            $ 27.0       $ 36.1       $ 65.1        $25.7
                        ======       ======       ======       ======
Net earnings            $ 11.8       $ 18.5       $ 24.8        $ 4.4
                        ======       ======       ======       ======

E - ADDITIONAL INFORMATION ON CASH FLOWS

                                        Three Quarters Ended
                                        --------------------
                                        Sept. 28,   Sept. 29,
                                          1997        1996
                                        --------    --------

Cash paid for:
  Interest                               $ 81.2      $ 52.3
                                         ======      ======
  Income taxes                           $ 13.4      $ 64.9
                                         ======      ======

F - SHAREOWNERS' EQUITY

During the third quarter of 1997, the Company repurchased approximately 350,000 common shares on the open market. The Company has outstanding authorization from the Board of Directors to repurchase up to five million common shares, of which 2.7 million shares have been repurchased as of the end of the third quarter of 1997. On November 3, 1997, the Company's board of directors approved a two-for-one stock split and increase in the quarterly dividend to 32 cents a share to shareholders of record as of November 12, 1997.

G - DISCONTINUED OPERATIONS

Mead sold its previously discontinued Imaging business during the first quarter of 1996. The sale resulted in a gain of $5.4 million, net of income tax of $3.2 million.

H - EARNINGS PER SHARE

The Company calculates earnings per share using methods prescribed by Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share." In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings per Share," which replaces APB No. 15 and requires adoption for periods ending after December 15, 1997. The Statement will require dual presentation of basic and diluted earnings per share on the face of the statement of earnings. For the periods ended September 28, 1997 and September 29, 1996, the basic and diluted earnings per share calculated pursuant to SFAS No. 128 are not materially different from primary earnings per share calculated under APB No. 15.

I - ACCOUNTING PRONOUNCEMENTS.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which will require reporting in a financial statement all items affecting equity during a period from transactions and other events and circumstances from non-shareowner sources. This Statement will be effective beginning in the first quarter of 1998.

Also issued in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments.
The Company anticipates with the adoption of SFAS No. 131, it may change its segment disclosure. This Statement will be effective beginning December 31, 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------
RESULTS OF OPERATIONS
---------------------
Net Sales
---------
Third quarter 1997 net sales were $1.38 billion, 12% higher than the $1.23 billion of sales generated in the third quarter of 1996.
For the first three quarters, net sales were $3.83 billion in 1997 compared to $3.56 billion in 1996. 1997 sales include those of the Rumford, Maine, coated and specialty paper mill (Rumford) acquired in November, 1996. Excluding Rumford's results, 1997 net sales were slightly behind
1996 levels for the first three quarters but slightly ahead of 1996 for the third quarter. On a year to date basis, sales for the Distribution and School and Office Products segment were slightly lower than in 1996 but slightly ahead of last year for the third quarter. In the Packaging and Paperboard segment, net sales increased about 8% in the third quarter of 1997 compared to the same period of 1996. A large part of the increase was due to the growth in volume provided by the new corrugating medium machine at the Stevenson, Alabama, mill. Net sales in this segment for the first three quarters of 1997 are modestly ahead of 1996. Net sales for the Paper Segment, excluding Rumford, trail 1996 levels for the third quarter and the first three quarters primarily due to pricing.

Operating Costs and Expenses
----------------------------
Gross profit as a percent of sales declined to 17.5% for the third quarter of 1997 compared with 19.2% for the third quarter of 1996 due primarily to lower prices. Likewise, this percentage decreased to 17.5% for the three quarters of 1997 compared with 19.6% in the same period of last year. Prices for coated paper and corrugating medium, two significant product lines for Mead, have been low throughout 1997 but improved during the third quarter. Mead's operations have performed well throughout 1997 with productivity gains over 1996 being achieved in almost every division.

Selling and administrative expenses of $428.1 million for the first three quarters of 1997 are slightly higher than the same period of 1996 and include the addition of the Rumford, Maine, operation. For the third quarter, these expenses were also slightly higher than they were in 1996. Zellerbach, Mead's distribution business, has incurred additional selling expenses as it strengthens its sales force. Though much of this program has been completed, additional costs ofhiring, training and equipping the sales force are expected in the fourth quarter of 1997. As a percent of sales on a year to date basis, selling and administrative expenses are about 11.2% for 1997 compared with 11.7% for 1996.

Other Revenues (Expense) - Net
------------------------------
Other revenues (expense) were not significant in either the third quarter or first three quarters of 1997 and 1996, respectively.

Interest and Debt Expense
-------------------------
Interest and debt expense for the first three quarters was $73.9 million, an 83% increase over the $40.3 million incurred in the same period of 1996. Similarly, third quarter 1997 interest and debt expense doubled from $12.9 million in 1996 to $25.9 million in 1997. The increase is attributed to higher 1997 debt levels, primarily associated with the acquisition of the Rumford, Maine, mill.

Income Taxes
------------
The effective tax rate was 36.1% in the third quarter of 1997 compared to 36.7% in the third quarter of 1996. For the first three quarters, this rate was 36.6% in 1997 and 36.7% in 1996.

Equity in Net Earnings of Investees
-----------------------------------
Mead's investees, consisting primarily of its 50% owned Northwood companies, contributed $4.7 million to Mead's third quarter 1997 earnings compared to $8.8 million for the same quarter of 1996.
The decline can be traced to weaker sales volume and prices for solid wood products compared to last year. Pulp prices improved during the 1997 third quarter but were essentially equal to those of the same quarter of 1996. On a year to date basis, Mead's share of investee earnings totaled $8.9 million for 1997 compared to $0.5 million for 1996.
Due to weak markets in the first half of 1996, Northwood took some market downtime and posted losses in each of the first two quarters of last year.

Along with the Rumford, Maine, coated and specialty paper mill, Mead acquired a 30% ownership interest in a limited partnership which operates a cogeneration facility at that mill. This partnership has contributed, year to date, about $2.0 million to earnings after income taxes.

Discontinued Operations
-----------------------
Mead sold its Imaging business during the first quarter of 1996. The sale resulted in an after-tax gain of $5.4 million or $.10 per share.

Financial Data by Business
--------------------------

Paper segment
                                   Third Quarter                Three Quarters
                              ------------------------     ---------------------------
                              1997    1996    % Change      1997   1996  % Change
                              ----    ----    --------      ----   ----  --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $412.8  $302.7    36%       $1,183.4 $875.6  35%

Segment earnings before
    taxes                       54.7    49.7    10%          141.1 142.3  (1)%

Excluding the sales of the acquired Rumford mill, 1997 net sales for the Paper segment were slightly below last year's levels for the third quarter and the first three quarters. Sales volume has been strong throughout 1997 but, compared to 1996, prices have been weak.
These weak prices have significantly impacted the earnings of Mead's
Escanaba, Michigan, Publishing Paper Division. Prices began a downward slide in the early part of 1996 and have been depressed throughout 1997.
The combination of strong sales volume, but weak prices, caused
Escanaba's sales dollars to be about equal to 1996 for the first three quarters of 1997, but resulted in significantly lower earnings in that period. For the third quarter, Escanaba's 1997 sales trailed those of the prior year but earnings were slightly higher. In the third quarter of last year, this division took several days of market-related downtime.
Though there are no sales and earnings of the Rumford mill included in Mead's results for the first three quarters of 1996, this mill experienced similar market conditions to what Escanaba experienced in 1997. Management no longer expects Rumford's results to be accretive to 1997 earnings since paper prices have been significantly lower than anticipated. During the third quarter of 1997, there were some indications of improvement in prices for coated papers, particularly groundwood grades.

The Chillicothe, Ohio, fine paper mill has experienced lower volume for carbonless and lower prices on most major grades in 1997 compared to 1996. As a result, 1997 sales and earnings are below those posted in 1996 for the third quarter and the first three quarters. Mead's specialty businesses performed well during the third quarter, particularly Mead's Specialty Paper Division in South Lee, Massachusetts. Market growth for wear resistant overlay papers used in flooring applications helped spur this Division's performance.

Packaging and Paperboard segment

                                   Third Quarter                Three Quarters
                              ------------------------     -----------------------
                              1997    1996    % Change      1997   1996  % Change
                              ----    ----    --------      ----   ----  --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $369.4  $342.9     8%      $1,063.1  $1,045.7    2%

Segment earnings before
    taxes                       42.5    40.0     6%          94.1   118.4    (21)%

Selling prices for corrugating medium began to recover in the second quarter of 1997 following a steady two year decline that, at one point, saw a 60% drop from the 1995 high. Though still historically low, recent price increases resulted in average third quarter 1997 selling prices slightly higher than those of the third quarter of 1996.
Consequently, third quarter operating results of Mead Containerboard improved over the same quarter of 1996. On a year to date basis, Containerboard's 1997 results are still significantly behind 1996. Third quarter 1997 sales for this division were significantly ahead of the same period in 1996 due to improved pricing for medium and the additional capacity brought on by the new machine at the Stevenson, Alabama, corrugating medium mill.

Mead's Coated Board System, comprised of Mead Coated Board and
Mead Packaging, performed well during the third quarter of 1997.
Sales for both of these divisions are higher in 1997 compared to 1996 for both the third quarter and the first three quarters due to strong volume at the Phenix City, Alabama, coated board mill and for beverage packaging, particularly in North America and Latin America. Open market pricing for Coated Natural Kraft paperboard has been relatively stable throughout 1997 but has averaged below 1996 levels. Consequently, Mead
Coated Board's earnings are slightly below last year's levels for the third quarter and the first three quarters. Year to date 1997 earnings were also impacted by the four-week shutdown of the Number 1 machine in the second quarter for a scheduled rebuild. The mill had an excellent start up, and annual capacity for coated board was increased to from 900,000 tons to 940,000 tons. Mead Packaging's third quarter and year to date earnings improved over 1996 despite a stronger US dollar throughout 1997 that had negatively impacted earnings from European operations.

Distribution and School and Office Products segment

                                                        c>
                                   Third Quarter                Three Quarters
                              ------------------------     ----------------------------
                              1997    1996    % Change      1997     1996  % Change
                              ----    ----    --------      ----     ----   --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $593.4  $585.5     1%   $1,587.1   $1,635.5      (3)%

Segment earnings before
    taxes                        8.5    21.6  (61)%       43.6       70.0     (38)%

At Zellerbach, Mead's distribution business, third quarter 1997 sales were slightly ahead of 1996 but significantly behind 1996 on a year to date basis. Earnings were significantly lower than 1996 for both periods of time. The primary cause of the decline was due to lower sales volume early in the year. Sales volume declined during the first half of the year as a change program underway negatively impacted sales and marketing efforts. The division is now strengthening its sales organization, and volume in the third quarter was slightly ahead of the same quarter of last year and ahead of the second quarter of 1997. Earnings in the third quarter were significantly lower than the same period of last year on higher selling costs related to hiring, training and equipping the sales force. Increased costs are expected to continue in the fourth quarter of 1997. Selling margins were also lower than last year due to a time lag in passing higher mill costs to customers.

Mead School and Office Products had a successful 1997 back-to-school season but not as strong as it had in 1996. Sales for this division were slightly ahead of 1996 for the third quarter and the first three quarters. The division's Canadian operation, Hilroy, posted significant sales gains over the prior year for both time periods. 1997 earnings for Mead School and Office Products, for both the quarter and the first three quarters, were lower than 1996 due to sales mix and pressure on margins.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital was $422.8 million at September 28, 1997 compared to $431.6 million at December 31, 1996, and $577.6 million at September 29, 1996. The current ratio was 1.5 at September 28, 1997, 1.6 at December 31, 1996 and 1.8 at September 29, 1996. Receivables, inventories and accounts payable are significantly higher at September 28, 1997 than at September 29, 1996 due to the Rumford, Maine, paper mill acquisition. The seasonal build in inventory and receivables due to the Mead School and Office
Product's back-to-school season was partly financed by short-term notes payable. Mead's 1997 short-term borrowing needs were higher than at the end of the third quarter 1996 due to lower 1997 selling margins on many products, higher capital spending in 1997 and a lower cash balance at the beginning of the 1997 back-to-school season.

Capital expenditures totaled $297.1 million for the first three quarters of 1997 compared to $278.0 million for the same period of 1996. For the third quarter, capital expenditures were $111.5 million in 1997 and $104.1 million in 1996. Major projects in all time periods were at the Stevenson, Alabama, corrugating medium mill.

Borrowed capital (long-term debt) as a percent of total capital
(long-term debt plus shareowners' equity) was 35.6% at September
28, 1997 and at December 31, 1996.  During the first quarter of 1997,
Mead refinanced $550 million of debt with a series of notes and debentures that carry interest rates from 6.60% to 7.55% and have maturities ranging from five to fifty years. In the second quarter of 1997, Mead completed a $25 million tax exempt financing related to the Stevenson, Alabama, corrugating medium mill.

Under an April, 1995 Board of Directors' authorization, Mead repurchased approximately 350,000 shares of its common stock during the third quarter of 1997. Year-to-date repurchases amounted to approximately
625,000 shares. By September 28, 1997, the five million share repurchase program was approaching 55% completion.

At the end of the third quarter, Mead paid a fixed rate or a capped rate on 78% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $43.2 million more than the book value at the end of the third quarter of 1997.

PART II - OTHER INFORMATION
---------------------------
ITEM 1.     LEGAL PROCEEDINGS
            -----------------
Reference is made to the second, third and fourth paragraphs under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, regarding a contribution claim by Beazer East Inc. and removal actions involving the Coke Plant Site and Chattanooga Creek. Mead filed a Complaint in the Circuit Court for Jefferson County, Alabama (Case No. CV9705117) against a number of insurance companies who had provided insurance to the Woodward
Iron Company and/or Mead facilities operated under the former
Industrial Products division. The Complaint seeks a declaratory judgment and damages for the insurers' failure to provide a defense and to provide coverage for claims in Beazer East Inc., the Coke Plant Site, and Chattanooga Creek proceedings.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (11)  Calculations of Net Earnings per Share.

            (27)  Financial Data Schedule

      (b) No current reports on Form 8-K were filed with the Commission in the third quarter of 1997.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 1997


THE MEAD CORPORATION
--------------------
   (Registrant)



By: G. T. GESWEIN
    __________________________________
    G. T. Geswein
    Vice President, Controller and
    Chief Accounting Officer