Form 10-K/A
period 1996-12-31
MEAD CORP
filed 1997-11-19
CIK 64394

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
                Registrant's telephone number, including area code: 937-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
              Title of Each Class                        on which Registered
              ------------------                         ---------------------
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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1996, to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 1997 and 1996. The Mead Corporation is issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto.


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
________________________________________________________________

                                                                  Page

INDEPENDENT AUDITORS' REPORT                                          1

FINANCIAL STATEMENTS:

      Statements of Financial Condition as
      of August 31, 1997 and 1996                                     2

      Statements of Income and Changes in
      Participants' Equity for the Years
      Ended August 31, 1997, 1996 and 1995                            3

NOTES TO FINANCIAL STATEMENTS                                         4-5

EXHIBITS:

     Independent Auditors' Consent                                    6

     Signatures                                                       7

INDEPENDENT AUDITORS' REPORT

Director of Benefits
The Mead Corporation Employees Stock Purchase Plan:

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan as of August 31, 1997 and 1996, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of The Mead Corporation Employees Stock Purchase Plan at August 31, 1997 and 1996, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

October 29, 1997
Dayton, Ohio

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION, AUGUST 31, 1997 AND 1996
___________________________________________________________________


ASSETS                                           1997         1996

Common shares of The Mead Corporation,
 at market (Note B)                         $1,329,936   $1,193,891
Dividends receivable                             5,114        5,926
Cash                                            53,138       97,714
Participants' payroll deductions
 receivable                                     50,357       25,962
                                            ----------   ----------
                                            $1,438,545   $1,323,493
                                            ==========   ==========

LIABILITIES AND PARTICIPANTS' EQUITY

Current plan year distribution due to
 participating employees                    $1,264,035   $1,110,946
Amounts due to terminated employees and
 estates of deceased employees                   4,143        3,928
Advance payment of contribution from
 The Mead Corporation                          128,840      175,144
                                            ----------   ----------
                                             1,397,018    1,290,018

Participants' equity                            41,527       33,475
                                            ----------   ----------
                                            $1,438,545   $1,323,493
                                            ==========   ==========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN
STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
_______________________________________________________________________

INCREASES IN PARTICIPANTS'               1997         1996        1995
 EQUITY:
  Investment income - dividends
   on Mead common shares            $   12,418  $   12,325  $   12,839
  Unrealized appreciation of
   Mead common shares                  203,080      42,745     162,243
  Contributions and deposits:
    The Mead Corporation and
     subsidiaries                       71,018      75,181      72,638
    Participating employees          1,015,368     996,227   1,039,032
                                    ----------  ----------  ----------
TOTAL INCREASES                      1,301,884   1,126,478   1,286,752
                                    ----------  ----------  ----------

DECREASES IN PARTICIPANTS'
 EQUITY:
  Cash distributions to
   withdrawn, terminated or
   deceased employees:
    From current year
     contributions                      25,844      25,087      43,671
    From prior years'
     contributions                       3,953       4,646       2,560
  Mead common share
   distributions:
    17,819 shares - 1997             1,264,035
    19,406 shares - 1996                         1,110,946
    20,061 shares - 1995                                     1,231,144
                                    ----------  ----------  ----------
TOTAL DECREASES                      1,293,832   1,140,679   1,277,375
                                    ----------  ----------  ----------

NET INCREASE (DECREASE) IN
 PARTICIPANTS' EQUITY                    8,052     (14,201)      9,377

PARTICIPANTS' EQUITY -
 Beginning of plan year                 33,475      47,676      38,299

                                    ----------  ----------  ----------
PARTICIPANTS' EQUITY-
 End of plan year                   $   41,527  $   33,475  $   47,676
                                    ==========  ==========  ==========


See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
_________________________________________________________________

A.     PLAN DESCRIPTION

The Mead Corporation Employees Stock Purchase Plan (the "Plan") permits certain employees of The Mead Corporation and subsidiaries to purchase Mead common shares through payroll deductions. Individuals eligible to participate in The Mead Salaried Savings Plan may not participate in the Plan. Generally, eligible participants must be full-time hourly employees over the age of twenty-one with one year of service and must be employed at a location specified in the Plan.

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

B.   COMMON SHARES OF THE MEAD CORPORATION

The principle followed in determining the cost of securities purchased and distributed is average cost. The Plan's transactions relating to common shares of The Mead Corporation are as follows:

                              Number      Shares    Unrealized    Shares at
                            of Shares    at Cost   Appreciation  Market Value
                            ---------  ----------  ------------  ------------
Balance at August 31, 1994    26,547   $1,165,463    $ 175,160   $1,340,623
Shares purchased              20,100    1,092,117                ==========
Shares distributed           (24,632)  (1,081,345)    (162,358)
Appreciation                                           162,243
                             -------   ----------    ---------
Balance at August 31, 1995    22,015    1,176,235      175,045   $1,351,280
Shares purchased              18,900    1,029,515                ==========
Shares distributed           (20,061)  (1,071,659)    (157,990)
Appreciation                                            42,745
                             -------   ----------    ---------

Balance at August 31, 1996    20,854    1,134,091    $  59,800   $1,193,891
Shares purchased              17,300    1,043,911                ==========
Shares distributed           (19,406)  (1,055,298)     (55,648)
Appreciation                                           203,080
                             -------   ----------    ---------

Balance at August 31, 1997    18,748   $1,122,704    $ 207,232   $1,329,936
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

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-37960 and 33-59007 on Form S-8 of our report dated October 29, 1997, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in the Form 10-K/A, Amendment No. 3, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1996.


DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
November 14, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Administrators of the Plan have duly caused this amendment to the Annual Report to be signed by the undersigned, thereunto duly authorized.



                                         THE MEAD CORPORATION
                                         (Registrant)



Date:  November 19, 1997                 By:  G. T. GESWEIN
                                              _______________________________
                                              Vice President and Controller
                                              and Chief Accounting Officer


                                           THE MEAD CORPORATION
                                           EMPLOYEES STOCK PURCHASE PLAN



Date:  November 19, 1997                   By: JAMES D. BELL
                                              _______________________________
                                              Director of Benefits