Form 10-K
period 1997-12-31
MEAD CORP
filed 1998-03-10
CIK 64394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                      OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________
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

     Common Shares Without Par Value          New York Stock Exchange
      and Common Share Purchase Rights        Chicago Stock Exchange
                                              Pacific Exchange

                           -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                           -------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           -------------------------

     As of January 23, 1998, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,309,766,961 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

     The number of Common Shares outstanding at February 24, 1998 was
103,912,400.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 23, 1998, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 10, 1998.

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

Segment Information

     Segment information is also included in Note R on pages 49-50.

                                     Paper

     Mead's Fine Paper division manufactures coated and uncoated papers for commercial printing; form bond and carbonless paper and papers for conversion by others into business forms; cut-size copier paper; and other uncoated papers for conversion by others into such products as greeting cards. Mead's Publishing Paper division manufactures web coated offset paper for use by book, magazine, catalog and advertising brochure publishers; and, specialty papers through its Oxford Specialty Papers business unit. The Fine Paper division sells papers manufactured by both divisions nationwide, both on a direct basis to printers and converters and through paper merchants, including merchants owned by Mead. Additionally, Escanaba Paper Company and Mead Oxford Corporation, wholly-owned subsidiaries, sell output to the Publishing Paper division of Mead, which resells the paper directly to publishers and printers. The pulp mills adjacent to the paper mills of these divisions and the pulp mill owned by an affiliate (see "Forest Products Affiliates") produce virtually all of the pulp required for use in these paper mills.

     The Company's Gilbert Paper division manufactures cotton content and premium sulfite paper and premium recycled papers, including bond, banknote, text and cover, and papers for ink jet and laser printers, and sells these products principally through paper merchants, including merchants owned by Mead, as well as retail stores.

     Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative and overlay laminating papers. This division also manufactures and sells specialty papers used in industrial applications. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

     The Mead Pulp Sales division sells worldwide market pulp manufactured by Northwood Pulp and Timber Ltd. of Canada, Great Lakes Pulp and Fibre, Inc. in Menominee, Michigan, and Mead Publishing Paper of Escanaba, Michigan and Rumford, Maine. Mead Pulp Sales also represents MODO Paper AB, of Sweden, and Votorantim Celulose e Papel, of Brazil, for the sale of pulp in North America. Mead Pulp Sales also sells through its affiliates International Fibre Sales in Europe and Pulp Asia Ltd. in Japan, and through independent agents in all major pulp consuming areas of the world.

                           Packaging and Paperboard

     The Mead Packaging division designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. The division operates through a network of subsidiaries, affiliates and licensees in the United States, Canada, Europe, the Far East, Mexico and Latin America. Demand for most beverage packaging is seasonal with inventories being built from November to March for the peak soft drink and beer sales of April through October.

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

                          Forest Products Affiliates

     Northwood Forest Industries Ltd. ("Northwood"), which is owned 50% by Mead and 50% by Noranda Forest Inc. ("Noranda"), manufactures bleached softwood kraft pulp at its 1,700 short ton-per-day mill in Prince George, British Columbia. The principal markets for its pulp are in North America, western Europe and the Far East. Lumber and plywood products are also produced at Northwood's five sawmills and its plywood plant in British Columbia. Northwood has the annual capacity to produce over one billion board feet of lumber and 170 million square feet of plywood (3/8-inch basis). Northwood's solid wood products operations provide about 750,000 tons (Metric ODT) of wood chips or 65% of the fiber requirements for the pulp mill. A wood preserving operation also treats lumber and custom treats plywood from other sources.

     Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Noranda Forest, located in Bemidji, Minnesota, has the annual capacity to produce approximately 390 million square feet of oriented structural board ("OSB") (3/8-inch basis).

     All of the wood products produced by Northwood and Panelboard are sold through a subsidiary of Noranda primarily in North America with approximately 15% sold to export markets. All of the market pulp produced by Northwood is sold by Mead Pulp Sales. Mead has a long-term contract with Northwood pursuant to which Mead is entitled to purchase such of Northwood's pulp production as it may require.

                                  Timberlands

     Mead obtains most of its wood requirements from private contractors or suppliers and from Company-owned timberlands. The annual wood requirement for Mead's wholly-owned operations in 1997 was approximately 8,700,000 tons, of which approximately 24.1% was obtained from timberlands owned or leased by Mead. The annual wood requirement for Mead's wholly-owned operations expected in 1998 will be approximately the same.

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

     As of December 31, 1997, Mead owned or controlled approximately 2,050,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements which expire at different times through 2027.

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

     The Mead School and Office Products division manufactures and distributes a line of school supplies (including filler paper, wirebound notebooks, portfolios and looseleaf binders), a line of office supply products (including envelopes, filing supplies and vinyl folders and binders), and computer accessories (including paper based products for computer use, laptop computer cases and multi-media storage devices). The division's products are distributed primarily through mass market retailers, office supply superstores and warehouse clubs. The school supply segment is highly seasonal with inventories beginning to be built in the winter and spring for shipment in late spring and summer, while the home and office products and computer accessories portion of the business is generally less seasonal in nature. Manufacturing is done in six facilities and distributed from seven distribution centers in the United States. Internationally, one manufacturing facility and distribution center is located in Canada and one manufacturing facility is located in Mexico.

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

                                  Competition

     Mead competes on a worldwide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Fine Paper and Publishing Paper divisions compete with numerous other major paper manufacturers. The Specialty division competes primarily with North American and European based decorative laminating papermakers. The Gilbert division competes with a number of other manufacturers of premium cotton, sulfite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleached sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and other global systems-based multiple packaging suppliers, as well as suppliers of other non-boxboard packaging systems. The Containerboard division competes primarily with container producers, and corrugating and medium producers in several market areas in the United States. The Zellerbach division competes with national and regional merchant chains, as well as independent local merchants. The School and Office Products division competes with national and regional converters, some with broad product offerings and others focused on narrow product segments.

                         Employee and Labor Relations

     Mead employs approximately 14,400 persons within the United States and 2,100 persons outside the United States. Approximately 7,600 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood, employs approximately 2,300 persons. Mead and Northwood together have approximately 50 labor agreements currently in force of which approximately one-fifth are subject to renegotiation each year.

     Mead's employee relation policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1997 were concluded without any strikes.

               Trademarks, Trade Names, Patents, and Franchises

     Mead has a large number of trademarks and trade names under which it conducts its business, including "Mead," "Mead Papers," "Mead Packaging," "Zellerbach," "Z," "Montag," "M and Design," "Trans/Rite," "Trans/Tab," "Duodozen," "Cluster-Pak," "Aria," "Cambridge," "Apex," "Info," "Trapper," "Trapper Keeper," "Neatbook," "Gilbert," "Oxford," "Gilcrest," "OPAS," "Signature," "CNK," "Five Star," "First Gear," "Neu-Tech," "Esse," "Organizer," "Spiral," "sig-NATURE," "Management Series," "Duraline," "Appli," "Duoply," "Techmates," "Hilroy," "CD Escort," "Mead Mind Meld," "Fill the Void," "Blue Horse," "Mailbox Collection," "Super Shades," "Matrix," "Jet-Tech," "Voice," "PressStock," "Reliable," "Prism," "Chief," "Excel," "Mead Expression," "Moistrite," "PTO," "Publishers Matte," "Vision," and many others. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

                      Environmental Laws and Regulations

     Mead's operations are subject to extensive regulation by various federal, state, provincial and local environmental control statutes and regulations. These regulations impose effluent and emission limitations, waste disposal and other requirements upon the operations of Mead, and require Mead to obtain and operate in compliance with the conditions of permits and similar authorizations from the appropriate governmental authorities. Mead has obtained, has applications pending, or is making application for such permits and authorizations. Mead does not anticipate that compliance with such statutes and regulations will have a material adverse effect on its competitive position since its competitors are subject to the same statutes and regulations to a relatively similar degree.

     During the past five years (January 1, 1993 - December 31, 1997), Mead (including its share of Northwood expenditures) constructed air and water pollution control and other environmental facilities at a cost of approximately $127.5 million. Environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, process modifications and air emission controls. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, Mead estimates that in the next five years it may be required to incur expenditures of approximately $110 million.

     New regulations under the Clean Air Act and Clean Water Act were announced by the United States Environmental Protection Agency ("USEPA") in November 1997 and are scheduled for publication in the Federal Register in early 1998. These regulations are designed to reduce air and water discharges of specific substances from pulp and paper mills in the United States, and to require installation of additional pollution control equipment based on best available technology. Mead has included in its capital spending plans amounts necessary to comply with the new regulations.

     The USEPA issued proposed regulations implementing the Federal Great Lakes Critical Programs Act of 1990 in 1993, which was enacted as a result of an agreement between the United States and Canada in the 1970s to seek greater consistency for water quality standards among the Great Lakes states (the Great Lakes Initiative or "GLI"). The USEPA issued final regulations in 1995 which establish minimum water quality criteria, anti-degradation policies and implementation procedures. Various Great Lakes states, including Michigan and Ohio, have adopted regulations consistent with the federal GLI regulations. Mead does not believe that any significant additional capital expenditures beyond expenditures stated above will be necessary in the next five years at Mead's Escanaba facility to comply with the requirements of the Michigan GLI regulations as finally adopted. The State of Ohio has determined at this time that it will not apply GLI regulations to facilities discharging into the Ohio River Basin. Mead's Chillicothe, Ohio facility discharges into the Ohio River Basin.

     In 1997, USEPA adopted new National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter. The new standards do not create limits or restrictions directly on air pollution sources. Rather, each state will be required to review, and if necessary revise, its current plan for achieving and maintaining compliance with NAAQS throughout the state. Mead does not anticipate that the promulgation of these new standards will have a material adverse effect on its competitive position since its competitors are subject to the standards to a relatively similar degree.

     Mead believes that most of the earlier expenditures for environmental control have been beneficial. However, Mead and the trade associations of which Mead is a member have challenged and will continue to challenge in administrative and judicial proceedings, federal and state environmental control regulations which they do not believe are beneficial to the environment or the public. In some instances, Mead and those trade associations may also seek legislative remedies to correct unnecessary or impractical requirements of existing laws.

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

     Mead has been notified by the USEPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at 6 sites currently operated or used by Mead. Mead is also currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution under federal, state or local laws with respect to at least 19 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in
Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $38 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next five years discussed above. Mead believes that it is reasonably possible that costs associated with these owned and unowned sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $45 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based.

Item 2. Properties

     Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased and certain warehouses which are owned or leased and managed by third parties for Zellerbach, Mead owns all of the properties described herein. For additional information regarding leases see Note O on page 47. For additional information concerning Mead's timberlands and properties of affiliates, see Part 1, Item 1. "Business".

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




Containerboard       8 plants within the United   Corrugated container
                     States in midwest and        manufacturing facilities
                     southern regions

                     Stevenson, Alabama           Corrugating medium mill

Coated Board         Phenix City, Alabama         Coated paperboard mill, sheeting
                     Venlo, The Netherlands       facilities and sawmills
                     Cottonton, Alabama
                     Greenville, Georgia


School and Office    6 manufacturing and 7        Home, office and school products
Products             distribution locations       manufacturing and distribution facilities
                     throughout the United
                     States, one manufacturing
                     and distribution location
                     in Toronto, Ontario, Canada
                     and one manufacturing
                     location in Nuevo Laredo,
                     Mexico


Zellerbach      39 wholesale locations      Paper, packaging equipment and
                throughout the United       supplies distribution facilities
                States; one converting
                operation; 42 printer-
                supply centers; and 5
                third party warehouses

     Item 3. Legal Proceedings

          In September 1993 Mead signed a Consent Order with USEPA under Section 3008(h) of the Resource Conservation and Recovery Act with respect to a landfill (the Storage Depot Site) owned and operated by Mead Fine Paper division's Chillicothe, Ohio, mill. Under the terms of that Order, Mead has performed investigative and remedial work designed to control releases of hazardous substances from the Site. USEPA has approved the work performed by Mead, including a long-term operation and monitoring program for the Site.

          In March 1991, Mead was served with a complaint entitled Beazer East
                                                                   -----------
     Inc. v. The Mead Corporation, C.A. No. 91-0408, filed in the United States
     ----------------------------
     District Court for the Western District of Pennsylvania. The complaint alleges that Mead is liable to Beazer for contribution for past and future environmental remediation costs to be incurred by Beazer as a result of any corrective measures required at the Woodward Facility located in Dolomite,
     Alabama.    Mead acquired the Woodward Facility by merger in 1968, and in
     1974 sold it to Koppers, Inc., which was later acquired by Beazer. In May, 1997, the magistrate judge in the proceeding held a hearing to determine the appropriate equitable factors to be applied in an allocation of liability among the parties. No rulings on issues raised in the hearing have been made, and proceedings continue in court regarding Beazer's contribution claim. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition or results of operations of the Company.

          The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site") is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In June 1994 Mead agreed with TDEC to commence a removal action at the closed coke plant site to permit demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. The removal action was completed by December 1994. Mead is engaged in discussions with TDEC concerning the scope of any additional remedial actions that may be required for the site. The site is currently being used by USEPA as a staging area as part of its removal action at Chattanooga Creek (see discussion below). The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, formerly a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not believe that this proceeding will have a material adverse effect on the financial condition or results of operations of the Company.

          In June 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near the Coke Plant Site. Costs of the proposed removal action were estimated by USEPA at the time to be approximately $5.1 million. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from USEPA advising them of their potential liability for the removal action. In December 1996, USEPA issued Unilateral Administrative Orders under Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the 106 Order. Preliminary analyses by USEPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the USEPA as a result of the failure to comply with such order. Mead believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the USEPA, that it had sufficient cause for its decision not to comply with the 106 Order. However, if the USEPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. In the summer of 1997, USEPA hired contractors and commenced implementation of the interim removal action. More contamination than expected was discovered and excavated. Costs of the removal action have been revised by USEPA to be approximately $10 million. USEPA expects the removal action to continue through at least the 2nd quarter of 1998.

          Mead filed a Complaint in the Circuit Court for Jefferson County, Alabama (Case No. CV9705117) against a number of insurance companies who had provided insurance to the Woodward Iron Company and/or Mead facilities operated under the former Industrial Products division. The Complaint seeks a declaratory judgment and damages for the insurers' failure to provide a defense and coverage for claims in Beazer East Inc., the Coke Plant Site and Chattanooga Creek proceedings.

          Additional information is included in Part I, Item 1, "Business-- Environmental Laws and Regulations," and Note P on page 48.

          Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, will not have a material adverse effect on the financial condition, liquidity or results of operations of Mead.

     Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Executive Officers of the Company

     The Executive Officers of Mead as of February 1, 1998, their ages, their positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:


       Name              Age               Position and Offices
       ----              ---               --------------------
William R. Graber        54      Vice President and Chief Financial Officer
                                 since December 1993; prior to that Vice
                                 President and Treasurer since April 1993; prior
                                 to that Treasurer since September 1992.

Elias M. Karter          57      Executive Vice President since April, 1996;
                                 prior to that Vice President, Operating Officer
                                 since July 1994; prior to that Vice President,
                                 Manufacturing & Technology.

Raymond W. Lane          49      Executive Vice President since April, 1996;
                                 prior to that Vice President, Operating Officer
                                 since July 1994; prior to that President of
                                 Mead School and Office Products Division.

Cynthia A. Niekamp       38      Vice President, Strategy and Planning since
                                 1995; prior to that Managing Director, TRW
                                 Transportation System since 1993.

Wallace O. Nugent        59      Vice President, Purchasing and Logistics.

Thomas E. Palmer         58      Vice President, General Counsel and Secretary
                                 since November 1996; prior to that Vice
                                 President and General Counsel since September
                                 1991.

A. Robert Rosenberger    53      Vice President, Human Resources since June
                                 1997; prior to that Vice President of Human
                                 Resources of Mead Packaging Division from
                                 August 1994; prior to that Vice President of
                                 Human Resources of Mead Containerboard Division
                                 from February 1991.

Jerome F. Tatar          51      Director; Chairman of the Board, Chief
                                 Executive Officer and President since November
                                 1997; prior to that President and Chief
                                 Operating Officer since April 1996; prior to
                                 that Vice President, Operating Officer since
                                 July 1994; prior to that President of Mead Fine
                                 Paper Division.

All Executive Officers of Mead are elected annually by the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE/(1)/
------------------------------

                         1997                        1996
                         ----                        ----
                     High      Low               High      Low
                     ----      ---               ----      ---
First quarter       $30.875  $27.187            $28.812  $24.500
Second quarter       33.812   24.875             28.812   25.437
Third quarter        37.687   30.875             30.687   24.250
Fourth quarter       37.468   27.187             29.687   27.250



DIVIDENDS PAID PER COMMON SHARE/(1)/
-------------------------------

                       1997                 1996
                       ----                 ----
First quarter          $.15                 $.14
Second quarter          .15                  .15
Third quarter           .15                  .15
Fourth quarter          .16                  .15
                       ----                 ----
Year                   $.61                 $.59
====                   ====                 ====

     The number of Common shareowners of record as of February 24, 1998, was 37,122. See Note H on page 39 for information regarding the amount of retained earnings available for dividends.

(1) Market prices and dividends reported have been adjusted to give retroactive effect resulting from a two-for-one stock split distributed December 1, 1997.

Item 6. Selected Financial Data
Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources
           (All dollar amounts in millions, except per share amounts)

-------------------------------------------------------------------------------------------------------
Year Ended December 31                            1997       1996       1995       1994       1993
--------------------------------------------------------------------------------------------------------
Operations:
   Net sales                                    $5,077.4   $4,706.5   $5,179.4   $4,557.5   $4,239.0
   Earnings from continuing operations             150.1      189.9      342.5       89.6       95.7
   Earnings per common share from
     continuing operations-assuming dilution        1.41       1.79       3.10       0.76       0.80
Liquidity:
   Working capital                                 502.8      431.6      545.5      806.5      380.3
   Current ratio                                     1.7        1.6        1.7        1.7        1.6
Assets:
   Property, plant and equipment-net             3,309.8    3,120.4    2,364.1    2,313.9    2,239.6
   Total assets                                  5,229.7    4,985.9    4,372.8    4,862.6    4,073.3
Capital:
   Borrowed capital-long-term debt               1,428.0    1,239.7      694.8      957.7    1,360.0
   Equity capital                                2,288.5    2,246.4    2,160.2    2,182.6    1,578.0
                                                --------   --------   --------   --------   --------
     Total capital                              $3,716.5   $3,486.1   $2,855.0   $3,140.3   $2,938.0
Borrowed capital as a
   percent of total capital                         38.4%      35.6%      24.3%      30.5%      46.3%
  Cash dividends per common share                  $0.61      $0.59      $0.55      $0.50      $0.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             REVIEW OF OPERATIONS
                             --------------------

OVERVIEW OF 1997

Sales volume increased in 1997 for many of Mead's major products. Earnings were lower on weaker pricing, especially for corrugating medium, and on poor operating results in the distribution business. Improvements in productivity at many of Mead's operations partially offset the negative impact on earnings of lower prices.

     Sales revenue of $5.077 billion increased from $4.707 billion in 1996 as a result of the inclusion of a full year of sales at the Rumford coated and specialty paper mill acquired in late 1996 and the growth in sales volume in corrugating medium from the expanded Stevenson mill. Net earnings of $150.1 million were 23% below 1996.

     Within Mead's paper operations, sales volume of coated papers increased with higher production and shipments at the Publishing Paper division mills in Escanaba, Michigan, and Rumford, Maine. The Rumford mill ran at full production levels under the first full year of Mead's ownership, a significant increase over the mill's operating rates in 1996. Demand for coated papers was strong for much of the year, though pricing did not improve until late in the year. Sales for some specialty papers increased, while sales of carbonless copy papers were slightly lower.

     In packaging and paperboard operations, weaker prices for corrugating medium in the Containerboard division led to a decline in operating results, despite much higher volumes. At the Coated Board division, earnings were slightly lower than the prior year as higher shipments of coated paperboard and strong operations were offset by weaker pricing. Sales and earnings at Mead Packaging continued to grow worldwide as a result of stronger markets and improved operating performance.

     Operating results for Mead's distribution business, Zellerbach, declined as sales volume dropped early in the year before recovering somewhat in the second half, and selling costs increased as the division moved to strengthen its sales organization. For the School and Office Products division, earnings were even with the prior year as sales volume increases were offset by somewhat lower selling prices.

     Earnings Per Share Analysis
     ---------------------------------------------------------------
                                           1997      1996     1995
     ---------------------------------------------------------------
     Continuing operation                  $1.41     $1.79    $3.10
     Discontinued operations                           .05      .07
     ---------------------------------------------------------------
     Net earnings - assuming dilution      $1.41     $1.84    $3.17
     ---------------------------------------------------------------

In 1997, the company approved a 2-for-1 stock split distributed December 1.

    In 1996, the company realized a gain of $5.4 million ($.05 per share) resulting from the sale of the previously discontinued imaging business. The company also completed the sale of its previously discontinued reinsurance business with no impact on earnings.

    In 1995, the company realized a gain of $7.5 million ($.07 per share) resulting from adjustments related to the sale of its Electronic Publishing segment in 1994.

                                 PAPER

     -------------------------------------------------------------
     Segment Summary (in millions)      1997      1996      1995
     -------------------------------------------------------------
     Sales                            $1,576.1  $1,251.3  $1,243.3
     Earnings before
       income taxes                      194.5     193.8     330.8
     -------------------------------------------------------------

Sales in Mead's paper segment increased 26% over 1996, primarily as a result of a full year of sales volume from the Rumford, Maine, coated and specialty paper mill acquired in November 1996. Excluding the sales of the Rumford mill, 1997 sales for the Paper segment were slightly below last year. Sales volume increased in 1997 in coated and uncoated papers, but prices continued to decline from 1995 and 1996 levels in most grades. Excluding the earnings of the Rumford Mill, 1997 earnings for the segment were below 1996.

    Demand for coated and uncoated paper had weakened in mid-1995 as customers worked down inventories built during the previous year. By late 1996, customer order rates improved and continued to strengthen throughout 1997. However, prices for coated and uncoated papers did not strengthen until after mid-year 1997. Average prices for coated, uncoated and carbonless papers were lower in 1997 than the previous two years. For example, average selling prices for coated publishing grades were down about 5% from 1996 and more than 20% from 1995. By the third quarter of 1997, prices for coated groundwood publishing grades showed some improvement, and additional price increases were announced for the first quarter of 1998.

    Mead's mills operated well in 1997 and continued to improve productivity by managing costs, increasing output and enhancing product mix. Production increased in coated, uncoated and specialty papers over 1996 and 1995. Mill inventories decreased significantly from prior year levels as a result of generally strong shipments.

    In 1996, sales revenue increased slightly over 1995 on higher sales volume. However, earnings declined sharply from 1995 as a result of much lower selling prices for coated and uncoated papers.


Mead Publishing Paper
---------------------

The Publishing Paper division produces coated papers for book and magazine publishers and for catalog and commercial printers at its mills in Escanaba, Michigan, and Rumford, Maine. It also produces specialty papers and some uncoated papers at its Rumford mill.

    Division sales revenue increased significantly in 1997 with the addition of the Rumford mill. Sales volume was strong throughout the year at both mills; 8% ahead of prior year at Escanaba; and, significantly stronger at Rumford during the first year of Mead's ownership compared to the prior year. Despite much higher volumes, division earnings were about even with 1996 as a result of lower selling prices for coated papers. Excluding the operations of the acquired mill, earnings were lower than in 1996 and 1995.

    Both mills operated well and made improvements in productivity during the year. Production at both mills was at record levels. With increased sales volume during 1997, inventories declined at both mills. With the addition of the Rumford mill, the division broadened its product line to include a full range of coated papers and increased its sales of specialty papers. The division improved purchasing effectiveness at Rumford and enhanced manufacturing efficiencies at both mills.

    In 1996, the division's sales revenue decreased from 1995, despite higher sales volume. Earnings declined sharply from 1995 as a result of general market weakness and much lower selling prices for coated papers. In the second half of 1996, customer order rates improved, though selling prices continued to decline. Mill inventories, which had risen to a high level in 1995, declined by year end.

Mead Fine Paper
---------------

Mead Fine Paper produces coated papers for commercial printing, uncoated papers for business and specialty uses, and is a leading producer of carbonless copy papers.

    Division sales revenue in 1997 declined slightly from 1996 but remained ahead of 1995. Earnings were below 1996 and 1995. Sales volume of carbonless papers in 1997 declined slightly, consistent with the decline in market demand for multi-part business forms. Operating efficiencies and reduced costs at the division's Chillicothe, Ohio, mill partially offset the effect on earnings of lower selling prices and lower sales volume.
Mill inventories of coated and uncoated papers declined during the year as a result of generally strong market demand, while inventories of carbonless papers increased.

    In 1996, division sales increased over 1995 as a result of increased sales volume of coated, uncoated and carbonless papers. Earnings were below 1995 as weaker overall market demand continued through most of 1996, leading to lower selling prices for coated and uncoated papers. Coated paper shipments in 1996 were significantly ahead of 1995 following the introduction of an enhanced grade line and completion of an upgrade of the mill's coated papermaking capacity.

Gilbert Paper
-------------

The Gilbert Paper division produces high-quality communications papers, including cotton-content bond papers, specialty text and cover papers and papers for ink-jet and laser printers.

    In 1997, the division's sales and earnings decreased from 1996 and 1995 levels as a result of lower sales volume and slightly lower selling prices. Sales volume increased through merchant distribution channels and in the export market, but were offset by decreases in retail sales volume.
Selling prices, which declined in 1996 as a result of competitive market forces, declined further in 1997. During the year, the division started up a new converting and distribution center and related finishing equipment.

    In 1996, sales increased over 1995 on higher sales volume, despite lower average selling prices. Earnings were up slightly over 1995 as a result of higher sales volume and lower costs for purchased wood pulp.

Mead Specialty Paper
--------------------

Mead Specialty Paper manufactures a variety of decorative papers for laminates used in furniture, flooring, countertops and cabinets, and specialty grades used in various industrial and automotive applications.

     The division's sales and earnings increased in 1997 over 1996 and 1995. The increase was driven by higher sales volume and a stronger sales mix. Improved manufacturing yields and stronger markets led to higher overall production volume. Demand strengthened in 1996 and remained strong in 1997 as automotive, housing construction and remodeling activity remained robust. Product growth continued in overlay papers used in flooring applications in Europe and the United States.

     In 1996, sales and earnings improved over 1995 as a result of new product introductions, stronger sales mix and productivity improvements. Overall production and sales volumes increased slightly over 1995.

                           PACKAGING AND PAPERBOARD

     -------------------------------------------------------------

     Segment Summary (in millions)      1997      1996      1995
     -------------------------------------------------------------
     Sales                            $1,431.8  $1,371.4  $1,428.8

     Earnings before
       income taxes                      129.6     138.6     184.9
     -------------------------------------------------------------

Sales for the Packaging and Paperboard segment increased 4% in 1997 on higher sales volume of coated paperboard, corrugating medium and beverage packaging. Despite the higher volume, earnings were 6% lower in 1997 primarily as a result of much lower prices for medium and slightly lower prices for coated paperboard.

     Average selling prices for medium declined nearly 50% from 1995 to mid-1997 as a result of new supply in the market. Prices strengthened in the second half of 1997 as mill inventories declined and market demand strengthened. By year-end 1997, prices regained about 40% of what they had lost since 1995. In the market for folding cartons, where coated paperboard is used for some packaging applications, demand strengthened in 1997 from the weak levels in 1996. However, average selling prices for coated paperboard were slightly lower as a result of the competitive price pressures from other paperboard grades and additional supply in coated paperboard markets.

     In 1996, sales for the segment decreased despite higher sales volume. Earnings were lower primarily as a result of a decline in selling prices for corrugating medium.

Mead Coated Board
-----------------

Mead Coated Board manufactures coated unbleached kraft paperboard for use in multiple beverage packaging and folding cartons. Customers include folding carton manufacturers in North America and Europe, and Mead Packaging's worldwide beverage packaging business.

     Sales for the division increased over 1996 and 1995 on higher sales volume. Earnings were slightly lower than in 1996 as increased paperboard shipments, improved mill productivity and higher prices at the division's sawmill operations were offset by lower selling prices for coated paperboard and the negative impact of the strong U.S. dollar on sales in Europe. Coated paperboard shipments increased to Mead Packaging for multiple beverage packaging applications. Growth also continued in sales to folding carton converters in Europe and Latin America.

     During the year, the division successfully completed the rebuild of the #1 paperboard machine at the Mahrt mill in Alabama. The rebuild included extensive quality improvements and increased machine capacity by 35,000 tons annually. Overall mill production for the year was lower as a result of the four-week machine shutdown and rebuild in June. Inventories, which had been increased in 1996 in anticipation of the rebuild, were reduced in 1997 as a result of very strong shipments.

     In 1996, division sales increased over 1995. Earnings improved slightly from the prior year as lower paperboard sales volume in a weak market was offset by cost reductions, production efficiencies and improved results at the division's sawmill operations.

Mead Packaging
--------------

Mead Packaging is a leading worldwide supplier of multiple beverage packaging and packaging systems. It also provides multiple packaging for food and other products. Customers include large and small brewers, soft drink bottlers, and food and other consumer products companies.

     Division earnings were much improved over 1996 and 1995. The increase in earnings was driven by an increase in sales volume of cartons and improved operating performance from converting operations. Earnings improved in North America as well as in the division's international operations in Europe and Latin America, despite a stronger U.S. dollar throughout 1997. During the year, the division continued to streamline converting operations, closing a facility in Godfrey, Illinois. New printing equipment was installed at its converting facilities in Lanett, Alabama, and Trento, Italy. In 1997, Mead Packaging continued its worldwide placement of modular packaging systems.

     In 1996, division earnings improved over 1995 on increased sales volume, higher selling prices in some markets and cost reductions and productivity improvements from increased efficiencies in its converting operations.

Mead Containerboard
-------------------

Mead Containerboard produces corrugating medium used in shipping containers and operates eight corrugated container plants.

     Sales volume of corrugating medium increased by 40% in 1997 over 1996 with a full year of production from the new paperboard machine at the Stevenson, Alabama, mill. Despite much higher volume, sales revenue increased only slightly over 1996, and operating results were significantly lower, as a result of much lower selling prices for medium. Sales volume of containers improved about 4% over 1996. Prices of containers improved somewhat in the second half of the year, but remained below the average of the prior year.

     During the year, construction continued at the Stevenson mill to expand the capacity of the new #2 paperboard machine and to upgrade the environmental systems at the mill. The $224 million project is proceeding ahead of schedule and is expected to be completed by mid-1998. It is expected to increase the annual capacity of the new machine from 225,000 tons to 400,000 tons and further improve the mill's cost position. The #2 paper machine is designed to produce lightweight and ultra-lightweight medium for an emerging and growing segment. Mead's sales in that segment continued to grow in 1997. Division operating results are expected to improve in 1998, as a result of higher production and sales volume and improved pricing over 1997.

     In 1996, operating results declined significantly from 1995 as market weakness led to much lower selling prices for corrugating medium and a decline in prices and sales volume of shipping containers. Despite a slow recovery in demand for containerboard in the second half of 1996, selling prices for medium remained at depressed levels throughout 1996.

                  DISTRIBUTION AND SCHOOL AND OFFICE PRODUCTS

     -------------------------------------------------------------
     Segment Summary (in millions)      1997      1996      1995
     -------------------------------------------------------------
              Sales                   $2,069.5  $2,083.8  $2,507.3

              Earnings before
                income taxes              38.7      69.3      77.3
     -------------------------------------------------------------

Sales revenue in the Distribution and School and Office Products segment decreased slightly from 1996 on lower volume and prices in Mead's distribution business, Zellerbach. Earnings decreased 44% for the segment on lower results at Zellerbach. In 1996, sales and earnings decreased from 1995 as a result of lower sales in distribution.

Zellerbach
----------

Zellerbach is a sales and marketing organization distributing products and services for business through its three units: printing, packaging and industrial/commercial supplies.

     Sales revenue decreased slightly from 1996 and 20% from 1995. Operating results were significantly lower as a result of lower selling prices for many of its paper grades and higher selling costs. Margin rates were also lower than in 1996 as a result of the very competitive marketplace. Sales volume declined in the first half of 1997. In response, the division began a concerted effort to strengthen its sales force in order to replace lost volume. By the third quarter, sales volume showed some improvement and sales for the third and fourth quarters were ahead of the same periods in 1996. Selling costs increased during the year due to hiring, training and equipping new members of the sales force. Inventories were increased in 1997 to improve customer service levels. Sales are expected to continue to improve in 1998 as a result of the investment in strengthening the sales organization.

     Specific initiatives in working capital productivity, cost management and logistics management are also expected to lead to improved results in 1998.

     In 1996, sales revenue declined from 1995 as a result of declines in prices in all three business units, particularly printing paper. Operating results declined from 1995 as a result of lower prices and volume. During 1996, the division continued to improve its processes in an effort to increase efficiency and the organization's effectiveness in serving customers.

Mead School and Office Products
-------------------------------

Mead's School and Office Products division is a leading converter and distributor of school supplies. It also provides stationery products for home and office use and is the industry leader in fashion and product design.

     Sales revenue increased over 1996 on an increase in unit volume. Earnings were about even with the level of 1996 and slightly lower than the record level of 1995 as a result of lower selling prices for paper-based products and slightly lower margin rates. Sales volume growth continued in Mead's fashion-oriented, value-added product lines such as its licensed sports, cartoon and specialty brands. Sales growth also continued in the Canadian market into which Mead expanded in 1995. During the year, the division introduced a new line of computer accessories including paper-based products for computer users, laptop computer cases and multimedia storage devices. Other new products included a new line of backpacks in the Mead Five-Star (R) line.

    In 1996, sales volume increased over 1995 but sales revenue and earnings declined slightly from the record levels of 1995 on lower selling prices for paper-based products.

INVESTEES
---------

Mead's primary investees are Northwood Forest Industries Limited, a large producer of northern bleached softwood kraft (NBSK) pulp and solid wood products in British Columbia, Canada, and Northwood Panelboard Company, an oriented structural board (OSB) mill in Bemidji, Minnesota. Both are 50%-owned by Mead and Noranda Forest Inc. of Canada. Pulp from Northwood is sold throughout the world by Mead Pulp Sales. Sales of wood products, including lumber, plywood and OSB, are managed by Noranda Forest Sales Inc. Additionally, as part of the purchase of the Rumford, Maine, paper mill, Mead acquired a 30% ownership interest in a limited partnership which operates the power cogeneration facility located at the mill.

    Northwood sales in 1997 were down from 1996 as increased shipments of pulp and OSB were mostly offset by weaker prices for OSB and lower sales volume of lumber. Pulp shipments were up in 1997 due to improved demand in the first half of the year. Production also increased based upon record productivity and more operating days than in 1996 when the mill took three weeks of downtime to reduce inventories. OSB shipments were up and production increased as a result of improved productivity in the dryer operation. Prices for OSB, however, fell sharply in the last two years as a result of significant new supply from the start up of numerous new mills in the U.S. and Canada. OSB prices declined in 1996 and declined further in 1997. Lumber sales volume declined in 1997.

    Mead's share of earnings from all investees in 1997 was $8.9 million, an increase from earnings of $4.3 million in 1996. Half of this increase was due to the ownership of the Rumford cogeneration plant for the entire year of 1997 as compared to two months in 1996. The remaining increase resulted from improved pulp demand and record production, mostly offset by higher lumber costs and lower OSB prices.

    During 1997, worldwide demand for chemical paper grade market pulp increased from the prior year with most of the growth occurring during the first half of the year. As a result of growing demand, producer inventories dropped from high levels, and by mid-year prices strengthened slightly. However, in the fourth quarter of the year, market demand in Asia slowed and prices declined. The domestic list price for NBSK pulp which had peaked near $1,000 per ton in late 1995 fell to $520 in the first quarter of 1996 and improved to $610 in 1997. Full year average prices were basically unchanged from the prior year.

    In the lumber market, strong housing starts and demand for remodeling and repair led to higher lumber prices during the first half of 1997. However, in the second half of the year, weaker overseas markets led to sharply lower lumber prices by year end. For the year, average lumber prices were unchanged from 1996. Panelboard markets experienced three years of record demand, but pricing weakened as a result of capacity expansions. OSB prices were extremely weak for the first half of 1997 before recovering slightly before year end. Plywood prices gradually weakened throughout the year.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

From 1996 to 1997, selling and administrative expenses rose by 4.5% compared with a 2.2% increase from 1995 to 1996. As a percentage of sales, these expenses were 11.6% in 1997, compared with 12.0% in 1996 and 10.7% in 1995. The majority of the dollar increase in 1997 was attributable to costs incurred at Zellerbach to strengthen its sales organization and to a full year of operations at the Rumford, Maine, paper mill which was acquired late in 1996. The 1996 increase over 1995 was the result of general inflationary pressures throughout the company.

INTEREST AND DEBT EXPENSE
-------------------------

Due to significantly higher average debt levels in 1997 than in each of 1996 and 1995, Mead's interest and debt expense increased to $98 million from $58 million and $69 million in 1996 and 1995, respectively. The primary reasons for the lower expense level in 1996 versus 1995 were lower average interest rates and higher amounts of interest capitalized.

                           FINANCIAL REVIEW
                           ----------------

    Mead's cash flows from operating activities in 1997 were $404.9 million, $425.5 million in 1996 and $186.9 million in 1995. Cash flows for 1995 include the effect of tax payments of approximately $300 million in 1995 related to the 1994 sale of the company's Electronic Publishing segment.

    During 1997, Mead continued its stock repurchase program, acquiring
2.1 million shares on a post-split basis for $70 million. Share repurchases in 1996 were 2.2 million shares for $60 million, and 13.4 million shares for $355 million in 1995.

    Capital spending of $441 million in 1997 exceeded the $433 million and $263 million of 1996 and 1995, respectively. During all three years the largest projects were related to the Stevenson, Alabama, paperboard mill.

    Mead's total long-term debt (including current maturities) at year-end 1997 stands at $1.430 billion, up from $1.255 billion in 1996 and $768 million in 1995. Mead's 1997 levels of capital spending and stock repurchases were the primary drivers of the $175 million increase in borrowings. The 1996 increase resulted from the purchase of the Rumford, Maine, paper mill late in the year. In 1995 Mead retired $130 million of 9% debentures and $84 million of other debt. Mead's total debt as a percentage of total capital was 38.5% at the end of 1997 compared with 35.8% at the end of 1996 and 26.2% at the end of 1995. The percentage may change as Mead continues its announced stock repurchase program and, as warranted, by borrowings to fund strategic opportunities.

    Additional financing capability is afforded by a $460 million bank credit agreement which extends until October 2002 and by a shelf registration statement on file with the Securities and Exchange Commission under which the company could offer up to $300 million of additional debt securities. Up to $154 million of medium-term notes are authorized to be issued under that shelf registration statement.

    At the end of 1997, Mead paid a fixed or capped rate of interest on 76% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a $.03 change in earnings per share. The estimated market value of long-term debt, excluding capitalized leases, was $69 million higher than the book value at the end of 1997.

    Working capital at the end of 1997 was $503 million versus $432 million and $546 million at the end of 1996 and 1995, respectively. The 1997 increase over 1996 was primarily attributable to increases in accounts receivables and inventories and reductions in accounts payable. The 1996 reduction from 1995 was attributable to a $214 million reduction in cash and current maturities used in the stock repurchase program and the Rumford acquisition offset by working capital resulting from the Rumford acquisition. Mead's current ratios at the end of 1997, 1996 and 1995 were 1.7, 1.6 and 1.7, respectively.

    Mead's inventory levels rose slightly to $525 million in 1997 up from $509 million in 1996 and $411 million in 1995. The growth in 1996 was primarily the result of the Rumford acquisition. The replacement values of inventories exceeded their LIFO value by $213 million at the end of 1997. Adjusted for LIFO, Mead's current ratio would be 1.8 at year end.

CAPITAL SPENDING

Mead's capital spending in 1997 amounted to $441 million, up from $433 million in 1996 and $263 million in 1995. The major project in 1997 was the beginning of a $224 million second phase of construction at the Stevenson, Alabama, corrugating medium mill to expand the capacity of the newly completed paperboard machine and to upgrade environmental systems. This second phase will add virgin pulp-making capabilities, a wood fuel boiler and additional dryers to the machine. This expansion will increase the annual capacity of the mill to 815,000 tons, up from 640,000 tons, and will also replace the mill's chemical recovery system. Completion of this phase is expected in mid-1998. Also in 1997, a rebuild was completed of the #1 paperboard machine at the Mahrt coated paperboard mill in Alabama. The #2 paperboard machine was rebuilt in 1996.

    Mead expects capital spending in 1998 to be in the range of $400-450 million, including approximately $60 million for timber and timberland. Mead expects to fund this spending from 1998 operations, although some external borrowing may be needed.

ENVIRONMENTAL PROCEEDINGS

Mead has been notified by the United States Environmental Protection Agency ("USEPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at six sites currently operated or used by Mead. Mead is also currently named a potentially responsible party ("PRP"), or has received third party requests for contributions under federal, state or local laws with respect to at least 19 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential Superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has reserves of $38 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable.

    Mead believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $45 million. The estimate of this range is less certain than the estimates upon which reserves are based.

    In November 1997, USEPA announced new regulations under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. paper and pulp mills. Mead has included in its capital spending plans amounts necessary to comply with the new regulations. In 1995, USEPA issued final regulations implementing the Federal Great Lakes Critical Programs Act (the "GLI") and requiring the Great Lakes states to develop regulatory programs for the protection and enhancement of the water quality of the Great Lakes. Various Great Lakes states in 1997, including Michigan and Ohio, adopted state regulations consistent with the federal GLI regulations. Mead does not believe that any significant additional capital expenditures beyond expenditures previously stated will be necessary in the next five years at Mead's Escanaba facility to comply with the requirements of the Michigan GLI regulations as finally adopted. The state of Ohio has determined at this time that it will not apply GLI regulations to facilities discharging into the Ohio River Basin. Mead's Chillicothe, Ohio facility discharges into the Ohio River Basin.

EFFECTS OF INFLATION

Inflation remains at a low rate and is not expected to have a significant effect in the near term.

YEAR 2000

The Year 2000 problem concerns the inability of computerized information systems to properly recognize and process date-sensitive information as the year 2000 approaches. The company has completed an assessment of its hardware, software and process control equipment requirements relative to this issue. Mead has also implemented a continuing program to identify areas affected by this issue not included in the initial assessment such as relationships with customers and suppliers. In early 1997, Mead commenced a specific workplan to modify or replace affected systems and equipment and expects to continue the workplan through 1998 and into mid-1999. Testing the success of workplan efforts is expected to occur throughout 1998 and 1999. Much of the issue will be addressed as part of Mead's ongoing process of upgrading its systems. Mead expects that Year 2000 costs will not have a material adverse impact on results of operations, liquidity or capital resources.

DERIVATIVE DISCLOSURE

Mead is exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices. To manage these market risk exposures, the company enters into various hedging transactions governed by corporate policies and procedures that are approved and regularly reviewed by the finance committee of the board of directors. Mead does not use financial instruments for trading purposes.

INTEREST RATES

Mead's objective is to reduce its interest expense through a blend of fixed and floating interest rate instruments. The company primarily funds itself with long-term debt having final maturities ranging from five to 50 years, a portion of which has variable interest rates, and variable interest rate commercial paper. The company uses interest rate swaps and caps in managing its mix of fixed and floating rate debt.

    Mead assesses its interest rate market risk by estimating the potential increase in its debt portfolio's fair market value resulting from a hypothetical parallel downward shift of the yield curve. Using the portfolio valuation models available from Bloomberg/TM/, which use theoretical values as well as market prices for instruments with similar characteristics, including the theoretical value of any embedded options (e.g. puts or calls), a hypothetical 100 basis point parallel downward shift of the yield curve would increase the fair market value of Mead's debt portfolio by approximately
$99 million.

    In 1997, Mead issued $550 million of long-term, fixed-rate debt. In order to fix interest rates until the time of debt issuance, this debt was hedged with forward-starting, pay-fixed swaps which were terminated at the time of debt issuance. During 1998, several financial instruments will mature and the company will consider alternatives that are consistent with business conditions, the interest rate environment and its interest rate exposure management policy.

FOREIGN CURRENCY

Mead has foreign-based operations, primarily in Western Europe, which accounted for approximately 10% of its 1997 net sales, and has a 50% interest in a Canadian-based investee. In addition, certain of Mead's domestic operations make sales to foreign customers. In the conduct of its foreign operations, Mead also makes intercompany sales, and receives royalties and dividends denominated in many different currencies. All of this exposes Mead to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of Mead's domestic operations are generally stable and regularly occurring, and are recorded at fair market value in Mead's financial statements. Mead also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates at loan issue and loan repayment dates. Generally, Mead uses forward exchange contracts with terms of less than one year to hedge these exposures. Based upon Mead's overall foreign currency exchange rate exposure at December 31, 1997, including derivative and other foreign currency sensitive instruments, a 10% adverse change in currency rates would not materially affect Mead's financial position, or annual results of operations or cash flows.

COMMODITIES

Mead is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the national and international markets in which the company's many suppliers operate. Mead's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company does not use a significant amount of financial instruments to manage its exposure to commodity price changes.

OUTLOOK

Selling prices for many grades of paper and paperboard are affected by changes in supply as well as by changes in market demand. Demand growth for paper and paperboard generally tracks the rate of economic growth, while new supply often comes onto the market in large increments with the startup of new production capacity at paper and paperboard mills. The result can be temporary periods of oversupply that can lead to price weakness as in 1997.

    In the U.S., new capacity in paperboard grew at a faster rate in 1996 and 1997 than in previous years, 5.8% and 2.9% respectively, according to the American Forest and Paper Association (AF&PA). The growth rate for new U.S. paperboard capacity is expected to slow to 1.2% during the next three years, compared to an average growth rate of 3% during the past 10 years. U.S. paper capacity is expected to grow at a slow rate for the next three years, 1.3%, compared to the average of 2.0% for the past 10 years, according to the AF&PA. However, coated paper capacity in Europe has been growing faster than in the U.S. Imports of coated paper increased in 1997 in the U.S. This increase in imports was driven by increased European supply, strong U.S. markets and the strong U.S. dollar relative to foreign currencies. The impact on the U.S. market of any additional European coated paper capacity scheduled for 1998 is uncertain.

    In the past several years, the growth rate in demand for carbonless paper appears to have slowed, though Mead's shipment volume continued to increase during that time. In 1997, overall market demand for carbonless paper declined in the U.S., and Mead's shipments decreased slightly from the 1996 level. The future rate of decline in market demand for this grade is uncertain.

    Approximately 10% of Mead's overall sales are international, with most of those sales in Mead's Packaging and Coated Board divisions, primarily in Europe and Canada. Fluctuations in the currencies in Europe and Canada can affect the operating results of these divisions, as they did in 1997, though the impact was not material to Mead's overall results. There was minimal impact on Mead from the weakening in Asian currencies that occurred in the second half of 1997. Any direct or indirect impact on the paper and forest products industry or Mead caused by a slowing in the growth rate of Asian economies is unknown.

FORWARD-LOOKING STATEMENTS

Forward-looking statements throughout this report are based on current expectations and subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to: growth of supply in different sectors of the paper and forest products industry, particularly in the U.S., Europe and Asia; demand for pulp in world markets; demand for paper and paperboard in U.S. and European markets; market prices for these products; fluctuations in foreign currency, primarily in Europe; capital spending levels in the industry; general business and economic conditions in the U.S., Europe and Asia; interest rates and their volatility; government actions; the introduction of a new European currency (Euro); the ability to timely and cost-effectively address Year 2000 issues; the stability of financial markets; competitive factors; and opportunities that may be presented to and pursued by the company not known at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See information in Item 7.

Item 8.  Financial Statements and Supplementary Data


                             Financial Statements

                                                                   Page
                                                                   ----
Financial Statements:
  Independent Auditors' Report..............................         27
  Statements of earnings....................................         28
  Balance sheets............................................         29
  Statements of shareowners' equity.........................         30
  Statements of cash flows..................................         31
  Notes to financial statements.............................      32-50

                              Supplementary Data

Selected quarterly financial data...........................         51

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
The Mead Corporation
Dayton, Ohio


We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries as of December 31, 1997 and 1996, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Dayton, Ohio
January 22, 1998

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------

Year Ended December 31                                                     1997         1996             1995
(All amounts in millions except per share amounts)
Net sales                                                               $5,077.4      $4,706.5        $5,179.4
Cost of products sold                                                    4,177.3       3,803.9         4,104.0
                                                                        --------      --------        --------
  Gross profit                                                             900.1         902.6         1,075.4
Selling and administrative expenses                                        589.3         564.0           552.0
                                                                        --------      --------        --------
  Earnings from operations                                                 310.8         338.6           523.4
Other revenues - net (Note J)                                                9.9          13.7            33.7
Interest and debt expense                                                  (98.2)        (57.7)          (69.4)
                                                                        --------      --------        --------
  Earnings from continuing operations before income taxes                  222.5         294.6           487.7
Income taxes (Note K)                                                       81.3         109.0           184.2
                                                                        --------      --------        --------
  Earnings from continuing operations before
  equity in net earnings of investees                                      141.2         185.6           303.5
Equity in net earnings of investees (Note C)                                 8.9           4.3            39.0
                                                                        --------      --------        --------
  Earnings from continuing operations                                      150.1         189.9           342.5
Discontinued operations (Note L)                                                           5.4             7.5
                                                                                      --------        --------
  Net earnings                                                          $  150.1      $  195.3        $  350.0
                                                                        ========      ========        ========
Earnings per common share (Note A):
  Earnings from continuing operations                                   $   1.44      $   1.81        $   3.15
  Discontinued operations                                                                  .05             .07
                                                                        --------      --------        --------
  Net earnings                                                          $   1.44      $   1.86        $   3.22
                                                                        ========      ========        ========
  Weighted-average number of common shares
    outstanding                                                            104.5         104.8           108.8
                                                                        ========      ========        ========
Earnings per common share - assuming dilution (Note A):
  Earnings from continuing operations                                   $   1.41      $   1.79        $   3.10
  Discontinued operations                                                                  .05             .07
                                                                        --------      --------        --------
  Net earnings                                                          $   1.41      $   1.84        $   3.17
                                                                        ========      ========        ========
  Weighted-average number of common shares
    outstanding - assuming dilution                                        106.4         106.3           110.6
                                                                        ========      ========        ========



See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
ASSETS
------

December 31                                                                 1997           1996
(All amounts in millions)
Current assets:
  Cash and cash equivalents                                             $   29.5       $   20.6
  Accounts receivable, less allowance for doubtful
    accounts of $24.9 in 1997 and $28.0 in 1996                            586.1          578.2
  Inventories (Note B)                                                     524.5          509.3
  Deferred tax asset (Note K)                                               34.2           36.6
  Other current assets                                                      43.3           44.6
                                                                        -----------------------
      Total current assets                                               1,217.6        1,189.3

Investments and other assets (Notes C and M)                               702.3          676.2

Property, plant and equipment, net (Notes D and O)                       3,309.8        3,120.4
                                                                        -----------------------
      Total assets                                                      $5,229.7       $4,985.9
                                                                        =======================

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
  Accounts payable (Note E)                                             $  330.4       $  358.9
  Accrued expenses and other current liabilities (Notes E and P)           382.6          383.7
  Current maturities of long-term debt                                       1.8           15.1
                                                                        -----------------------
      Total current liabilities                                            714.8          757.7

Long-term debt (Note F)                                                  1,428.0        1,239.7

Commitments and contingent liabilities (Notes O and P)

Deferred items (Notes K and N)                                             798.4          742.1

Shareowners' equity (Notes H and I):
  Common shares                                                            154.9          155.5
  Additional paid-in capital                                                53.5           13.2
  Foreign currency translation adjustment                                  (20.5)          (2.4)
  Retained earnings                                                      2,100.6        2,080.1
                                                                        -----------------------
                                                                         2,288.5        2,246.4
                                                                        -----------------------
      Total liabilities and shareowners' equity                         $5,229.7       $4,985.9
                                                                        =======================





     See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF SHAREOWNERS' EQUITY
---------------------------------

     (All dollar amounts in
     millions, except per share
     amounts; all share                                                                  Foreign            Net
     amounts in thousands)               Common Shares                                  Currency        Unrealized
                                         -------------           Additional            Translation        Gain on      Retained
                                       Shares     Amount       Paid-In Capital         Adjustment       Securities     Earnings
                                       ---------------------------------------------------------------------------------------------
December 31, 1994                      117,298    $174.9       $                       $  (4.8)         $    3.7       $2,008.8
          Net earnings                                                                                                    350.0
          Shares issued                  1,890       2.9         38.7
          Shares purchased             (13,394)    (20.0)       (38.7)                                                   (296.0)
          Cash dividends -
            $.55 a common
            share                                                                                                         (59.6)
          Change in net
            unrealized gain
            on securities                                                                                   (3.7)
          Foreign currency
            translation
            adjustment                                                                     4.0
                                       ---------------------------------------------------------------------------------------------
December 31, 1995                       105,794    157.8                                   (.8)                         2,003.2
          Net earnings                                                                                                    195.3
          Shares issued                     672       .9         13.4
          Shares purchased               (2,194)    (3.2)         (.2)                                                    (56.5)
          Cash dividends -
            $.59 a common
            share                                                                                                         (61.9)
          Foreign currency
            translation
            adjustment                                                                    (1.6)
                                       ---------------------------------------------------------------------------------------------
December 31, 1996                       104,272    155.5         13.2                     (2.4)                         2,080.1
          Net earnings                                                                                                    150.1
          Shares issued                   1,743      2.6         41.2
          Shares purchased               (2,130)    (3.2)         (.9)                                                    (65.8)
          Cash dividends -
            $.61 a common
            share                                                                                                         (63.8)
          Foreign currency
            translation
            adjustment                                                                   (18.1)
                                       ---------------------------------------------------------------------------------------------
December 31, 1997                       103,885   $154.9        $53.5                   $(20.5)                        $2,100.6

                                       =============================================================================================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------

STATEMENTS OF CASH FLOWS
------------------------
(All dollar amounts in millions)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
------------------------------------------------


Year Ended December 31                                     1997             1996             1995
Cash flows from operating activities:
  Net earnings                                           $   150.1        $   195.3        $   350.0
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, amortization and depletion of
       property, plant and equipment                         242.3            203.0            190.7
      Depreciation and amortization of other asset            46.2             47.4             46.0
      Deferred income taxes                                   37.2             54.2             89.1
      Investees - earnings and dividends                       1.3              7.1            (29.5)
      Discontinued operations                                                  (5.4)            (7.5)
      Other                                                  (20.8)           (16.2)           (65.1)
      Change in assets and liabilities, excluding
       effects of acquisitions and dispositions:
        Accounts receivable                                   (7.9)            49.0             20.9
        Inventories                                          (15.2)           (25.8)           (52.7)
        Other current assets                                   1.3              6.6            (23.4)
        Accounts payable and accrued liabilities             (29.6)           (49.2)          (325.8)
  Cash (used in) discontinued operations                                      (40.5)            (5.8)
                                                         -------------------------------------------
    Net cash provided by operating activities                404.9            425.5            186.9
                                                         -------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                      (440.7)          (433.4)          (263.0)
  Additions to equipment rented to others                    (33.7)           (40.6)           (56.0)
  Payment for acquired business                                              (640.4)
  Proceeds from sales of businesses                                            19.6             39.8
  Restricted funds                                                                             461.0
  Other                                                       (4.0)            19.2             20.1
                                                         -------------------------------------------
    Net cash provided by (used in)                          (478.4)        (1,075.6)           201.9
        investing activities                             -------------------------------------------
Cash flows from financing activities:
  Additional borrowings                                      719.5            561.1              6.0
  Payments on borrowings                                    (547.2)           (75.5)          (213.5)
  Cash dividends paid                                        (63.8)           (61.9)           (59.6)
  Common shares issued                                        43.8             14.3             41.6
  Common shares purchased                                    (69.9)           (59.9)          (354.7)
                                                         -------------------------------------------
    Net cash provided by (used in)                            82.4            378.1           (580.2)
        financing activities                             -------------------------------------------
Increase (decrease) in cash and cash equivalents               8.9           (272.0)          (191.4)
Cash and cash equivalents at beginning of year                20.6            292.6            484.0
                                                         -------------------------------------------
Cash and cash equivalents at end of year                 $    29.5        $    20.6        $   292.6
                                                         ===========================================


See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
---------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------


A - Significant Accounting Policies

CONSOLIDATION. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in investees are stated at cost plus the Company's equity in their undistributed net earnings since acquisition. All significant intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES. The inventories of finished and semi-finished products and raw materials are stated primarily at the lower of cost or market, determined on the last-in, first-out (LIFO) basis. Stores and supplies are stated at cost determined on the first-in, first-out (FIFO) basis.

OTHER ASSETS. Included in other assets are goodwill and other intangibles which are being amortized using the straight-line method over their estimated useful lives of 10 to 40 years. The Company periodically reviews goodwill balances for impairment based on the expected future cash flows of the related businesses acquired.

COMPUTER SOFTWARE COSTS. The Company capitalizes costs of computer software purchased from third-parties and used for internal purposes. These costs are amortized over their estimated useful lives of three years.

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

NET EARNINGS PER COMMON SHARE. Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year. The difference between earnings per common share and earnings per common share - assuming dilution is the result of outstanding stock options. The Company effected a two-for-one stock split on December 1, 1997. Share and per share amounts for all periods presented have been restated to reflect the stock split and the adoption of SFAS No. 128, Earnings per Share.

STOCK OPTIONS. The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.


B - Inventories

December 31                                  1997      1996
(All dollar amounts in millions)
Finished and semi-finished products         $342.5    $337.8
Raw materials                                 99.3      91.2
Stores and supplies                           82.7      80.3
                                            ----------------
                                            $524.5    $509.3
                                            ================


For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $213.0 million and $220.0 million higher than reported at December 31, 1997 and 1996, respectively.


C - Investments and Other Assets

December 31                                              1997      1996
(All dollar amounts in millions)
Investment in investees                                 $151.1    $154.9
Pension asset                                            237.2     222.5
Equipment rented to others, at cost (net
 of accumulated depreciation of $257.0
 in 1997 and $242.1 in 1996)                              90.7     103.9
Goodwill and other intangibles (net of
 accumulated amortization of $43.9 in 1997
 and $40.6 in 1996)                                       71.2      73.8
Cash surrender value of life insurance, less
 policy loans of $40.1 in 1997 and $35.0 in 1996          94.3      75.7
Other                                                     57.8      45.4
                                                        ----------------
                                                        $702.3    $676.2
                                                        ================

The Company's principal investee is the 50%-owned Northwood Forest Industries Ltd., which manufactures bleached softwood kraft pulp, lumber and plywood. Under an agreement with Northwood, Mead is entitled to purchase the pulp it requires. The Company also has a 30% ownership interest in a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill.

Total investments in investees are as follows:


December 31                                                 1997        1996
(All dollar amounts in millions)
Investments, at cost                                        $ 48.9       $ 46.9
Foreign currency translation adjustment                      (15.3)       (10.5)
Equity in undistributed net earnings                         117.5        118.5
                                                            -------------------
Total investments in investees (equal
  to Mead's share of investees' equity)                     $151.1       $154.9
                                                            ===================

Summarized operating data for all investees is presented in the following table:

Year Ended December 31                                1997      1996      1995
(All dollar amounts in millions)
Revenues:
  Sales to Mead                                      $ 18.0    $ 21.6    $ 45.8
  Sales to other customers                            704.1     647.2     730.2
                                                     --------------------------
                                                     $722.1    $668.8    $776.0
                                                     ==========================
Gross profit                                         $ 77.0    $ 49.5    $160.0
                                                     ==========================
Net earnings                                         $ 28.2    $ 14.0    $ 86.8
                                                     ==========================

Mead's share of net earnings, after
  elimination of intercompany
  transactions and reduction for Mead's
  income taxes on partnership earnings               $  8.9    $  4.3    $ 39.0
                                                     ==========================

Dividends and partnership
  distributions received                             $ 11.9    $ 13.4    $ 13.8
                                                     ==========================

Summarized balance sheet data for all investees is as follows:

December 31                                               1997           1996
(All dollar amounts in millions)
Current assets                                          $  271.1       $  248.3
Noncurrent assets                                          767.5          801.6
Current liabilities                                       (148.6)        (127.2)
Long-term debt and deferred items                         (562.0)        (589.6)
                                                        -----------------------
Equity                                                  $  328.0       $  333.1
                                                        =======================


D - Property, Plant and Equipment

December 31                                              1997          1996
(All dollar amounts in millions)

Property, plant and equipment, at cost
  Land and land improvements                           $  168.6      $  154.0
  Buildings                                               615.7         585.7
  Machinery and equipment                               4,156.6       3,929.7
  Construction in progress                                237.5         162.9
                                                       --------      --------
                                                        5,178.4       4,832.3
Less accumulated amortization and depreciation         (2,231.1)     (2,078.1)
                                                       --------      --------
                                                        2,947.3       2,754.2
Timber and timberlands, net of timber depletion           362.5         366.2
                                                       --------      --------
Property, plant and equipment, net                     $3,309.8      $3,120.4
                                                       ========      ========

E - Current Liabilities

December 31                                              1997          1996
(All dollar amounts in millions)

Accounts payable:
  Trade                                                $  227.0      $  271.1
  Affiliated companies                                     37.1          34.9
  Outstanding checks                                       66.3          52.9
                                                       ------------  --------
                                                       $  330.4      $  358.9
                                                       ============  ========

Accrued expenses and other current
liabilities:
  Accrued wages                                        $  100.8      $   99.7
  Taxes, other than income                                 39.9          46.0
  Other current liabilities                               241.9         238.0
                                                       ------------  --------
                                                       $  382.6      $  383.7
                                                       ============  ========

F - Long-Term Debt


December 31                                                       1997        1996
(All dollar amounts in millions)

Capital lease obligations                                     $  187.2    $  162.7
Variable-rate Industrial Development Revenue Bonds,
due from 2001 through 2023, average effective rate 3.6%          163.4       163.4
8-1/8% debentures, face amount of $150.0, due 2023
(effective rate 8.4%)                                            147.8       147.7
7-1/8% debentures, face amount of $150.0, due 2025
(effective rate 7.4%)                                            147.0       146.9
7.35% debentures, face amount of $150.0, due 2017
(effective rate 7.4%)                                            148.4
6.84% debentures, face amount of $150.0, due 2037
(effective rate 7.0%)                                            148.0
7.55% debentures, face amount of $150.0, due 2047
(effective rate 7.7%)                                            143.5
6.60% notes, face amount of $100.0, due 2002
(effective rate 6.9%)                                             98.7
Medium-term notes, 7.3% to 9.8%, face amount of
$78.5, due from 2000 through 2020 (effective rate 10.0%)          75.0        73.8
Short-term borrowings to be refinanced on a long-term basis
(effective rate 6.4% and 6.2% at 1997 and 1996)                  155.3       530.3
Other                                                             13.7        14.9
                                                              --------------------
                                                              $1,428.0    $1,239.7
                                                              ====================


Capital lease obligations consist primarily of Industrial Revenue Bonds and Notes with an average effective rate of 4.0%. The variable-rate Industrial Development Revenue Bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rates.

The 8-1/8% and 7-1/8% debentures are callable by the Company at approximately 103% beginning in 2003. The 6.84% debentures can be put to the Company at par value in 2007.

The Company has an unused $460 million bank credit agreement that extends until October 2002. This agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. At December 31, 1997, the Company has classified $155.3 million of short-term borrowings as long-term debt based on management's intent and the Company's ability to refinance the borrowings on a long-term basis. After reduction for these financings, the Company has unused long-term lines of credit of $304.7 million.

In February 1997, the Company issued $550 million of debentures and notes with varying maturities. At December 31, 1996, the Company had classified $530.3 million of short-term borrowings as long-term based on management's intent to refinance the short-term debt on a long-term basis. The weighted-average interest rate paid on short-term borrowings for 1997 and 1996 was approximately 5.7% and 5.5%, respectively.

Maturities of long-term debt for the next five years are $1.8 million in 1998, $8.0 million in 1999, $35.5 million in 2000, $13.0 million in 2001 and $291.9 million in 2002.

The Company has guaranteed obligations of certain affiliated operations and others totaling $39.5 million at December 31, 1997. In addition, the Company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with The Sumitomo Bank, Limited, New York Branch, which matures in 1998. The loan, one-half of which has been guaranteed by the Company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees, however, the Company does not expect to incur losses as a result of these guarantees.

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

As part of an overall strategy to maintain an acceptable level of exposure to the risk of interest rate fluctuation, the Company has developed a targeted mix of fixed-rate and cap-protected debt versus variable-rate debt. To efficiently manage this mix, the Company may utilize interest rate swap, cap and option agreements to effectively convert the debt portfolio into an acceptable fixed-rate, capped rate and variable-rate mix.

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

The fair values of the interest rate swap and cap agreements are estimated using quotes from brokers and represent the cash requirement if the existing agreements had been settled at year end. Selected information related to the Company's interest rate swap and cap agreements is as follows:


                                     Swap agreements           Cap agreements
December 31                          1997         1996          1997       1996
(All dollar amounts in millions)

Notional amount                    $ 180.0     $  180.0     $  150.0    $  150.0
                                   =============================================
Fair value                         $  (5.6)    $   (5.4)    $           $     .1
Carrying amount                       (4.9)        (5.7)          .3          .6
                                   ---------------------------------------------
Net unrecognized gain (loss)       $   (.7)    $     .3     $    (.3)   $    (.5)
                                   =============================================

At December 31, 1996, the Company was a party to forward-starting interest rate swaps utilized in order to fix the interest rate on a portion of the long-term debt issued in early 1997. The swaps had a total notional amount of $374 million and maturities from 10 years to 30 years and effectively fixed the interest rate on $384 million of long-term debt with maturities from 10 years to 50 years. Upon the issuance of the debt, the swaps were terminated and the resulting loss realized on the swaps was recorded as an adjustment to the carrying amount of the related debt and will be amortized to interest expense over the term of the related debt. As of December 31, 1996, the fair value of these swaps was $(2.6) million with a carrying amount of $1.8 million.

The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of local currencies for specified foreign currencies at a future date. The Company utilizes forward contracts which are short-term in duration (generally one month) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The major currency exposures hedged by the Company are the Dutch guilder, British pound, Japanese yen and German mark. The contract amount of foreign currency forwards at December 31, 1997 and 1996, is $129.0 million and $119.9 million, respectively. The carrying amount and fair value of these contracts are not significant.

The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt, excluding capital leases, was $1,310.1 million and $1,087.8 million at December 31, 1997 and 1996, respectively, and the related carrying amounts were $1,240.8 million and $1,077.0 million, respectively.

At December 31, 1997 and 1996, the Company held short-term investments which are included in cash and cash equivalents. The carrying amount of these short-term investments is a reasonable estimate of fair value.

H - Shareowners' Equity

The Company has authorized 300 million no par common shares. The Company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares of which 6.1 million have been repurchased as of December 31, 1997. A total of 30.4 million and 28.3 million common shares were held in treasury at December 31, 1997 and 1996, respectively.

Under a Rights Agreement, each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately ten days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value of $200 for $100, the initial exercise price. The rights expire in 2006 and are presently redeemable at $.005 per right. At December 31, 1997, there were 149.2 million common shares reserved for issuance under this plan.

The Board of Directors has approved termination benefits for certain key executives and a severance plan for all other salaried employees and established a Benefit Trust in connection with the Company's unfunded supplemental retirement plan, deferred compensation plan, directors retirement plan and excess benefits plan to preserve the benefits earned thereunder in the event of a change in control of the Company. These plans would be required to be immediately funded upon such an event.

The Company has preferred shares authorized but unissued as follows: 61,500 undesignated cumulative preferred, par value $100; 20 million undesignated voting cumulative preferred, without par value; 20 million cumulative preferred, without par value; and 295,540 cumulative second preferred, par value $50.

At December 31, 1997, there is $1.3 billion available for common dividends which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

I - Stock-Based Compensation Plans

Officers and key employees have been granted stock options under various plans. Options as to 3.1 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the Company's stock on the date of the grant. The options and rights have a maximum term of ten years and vest after one year or three years. Under the 1996 Stock Option Plan, additional options (reload options) can be granted upon the exercise of the original incentive stock option at the then current market price. The option holder must hold the shares acquired for three years in order to vest in the reload options. There are 13.7 million shares reserved for issuance under these plans.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the Company. These shares are restricted for periods of six months to five years. As of December 31, 1997, 35,000 common shares are issued and outstanding under the plan. There are 776,000 shares reserved for issuance under this plan. There were 27,000, 4,000 and 18,000 shares granted in 1997, 1996 and 1995, respectively, at a weighted-average price of $29.58, $27.23 and $26.97, respectively.

The following table summarizes activity in the Company's stock-based compensation plans:


(All share amounts in thousands)            1997                      1996                   1995
                                                Weighted-               Weighted-              Weighted-
                                                  Average                 Average                Average
                                                 Exercise                Exercise               Exercise
                                     Shares         Price      Shares       Price     Shares       Price

Outstanding at beginning of year      7,470       $22.44        6,528      $20.97      7,032      $19.14
Granted                               1,902        29.73        1,744       26.61      1,442       27.20
Exercised                            (1,825)       21.02         (722)      18.85     (1,920)      18.82
Canceled                                (67)       25.52          (80)      25.87        (26)      26.86
                                    -------                    ------                 ------

Outstanding at end of year            7,480       $24.62        7,470      $22.44      6,528      $20.97
                                    =======                    ======                 ======

Exercisable at year end               5,445       $22.80        5,778      $21.22      5,132      $19.28
                                    =======                    ======                 ======

Weighted-average fair value of
options granted during the year
using the extended binomial
option-pricing model                $  8.30                    $ 6.71                 $ 8.03
Weighted-average assumptions
used for grants:
  Expected dividend yield                 2%                        2%                     2%
  Expected volatility                    21%                       22%                    22%
  Risk-free interest rate               6.3%                      5.6%                   7.2%
  Expected life of option
  (in years)                            5.8                       5.5                    5.5

The following table shows various information about stock options outstanding at December 31, 1997:

(All share amounts in thousands)



                                     Options Outstanding              Options Exercisable
                            -------------------------------------  --------------------------

                                            Weighted-
                                              Average
                            Number          Remaining   Weighted-          Number   Weighted-
                       Outstanding        Contractual     Average  Exercisable at     Average
   Range of            at December 31,       Life (in    Exercise    December 31,    Exercise
Exercise Prices                   1997         years)       Price            1997       Price

$13.31 - $18.31             1,218              3.3       $16.46        1,218         $16.46
 20.75 -  26.53             3,214              6.4        23.75        3,111          23.68
 27.19 -  31.94             3,048              8.5        28.80        1,116          27.26
                            -----                                      -----
$13.31 - $31.94             7,480              6.8       $24.62        5,445         $22.80
                            =====                                      =====


Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards were less than $1 million in each of 1997, 1996 and 1995. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net earnings and earnings per common share would have been reduced to the following pro forma amounts:


Year Ended December 31                            1997          1996          1995

Net earnings (in millions):
 As reported                                    $  150.1      $  195.3       $  350.0
                                                =====================================
 Pro forma                                      $  141.4      $  188.8       $  344.3
                                                =====================================
Earnings per common share - assuming dilution
 As reported                                    $   1.41      $   1.84       $   3.17
                                                =====================================
 Pro forma                                      $   1.33      $   1.78       $   3.11
                                                =====================================


J - Other Revenues - Net


Year Ended December 31                               1997        1996         1995
(All dollar amounts in millions)

Investment income                                   $  3.1      $  6.2       $  18.1
Other                                                  6.8         7.5          15.6
                                                    --------------------------------
                                                    $  9.9      $ 13.7       $  33.7
                                                    ================================

K - Income Taxes

The principal current and non-current deferred tax assets and (liabilities) are as follows:



December 31                                                 1997      1996
(All dollar amounts in millions)

Deferred tax liabilities:
  Accelerated depreciation for tax
   purposes                                               $(493.0)  $(439.9)
  Nontaxable pension asset                                  (90.1)    (84.6)
  Deferred installment gain                                 (47.5)    (47.5)
  Other                                                     (55.0)    (60.7)
                                                          -----------------
                                                           (685.6)   (632.7)
Deferred tax assets:
  Alternative minimum tax carryforward                       16.0
  Compensation and fringe benefits accruals                  55.8      53.0
  Postretirement benefit accrual                             48.3      48.2
  Loss provisions and other expenses not
   currently deductible                                      29.3      27.0
  Other                                                      21.4      26.9
                                                          -----------------
                                                            170.8     155.1
                                                          -----------------
    Net deferred liability                                $(514.8)  $(477.6)
                                                          =================

Included in the balance sheets:
  Current assets - deferred tax asset                     $  34.2   $  36.6
  Deferred items                                           (549.0)   (514.2)
                                                          -----------------
    Net deferred liability                                $(514.8)  $(477.6)
                                                          =================


The significant components of income tax expense are as follows:


Year Ended December 31                     1997     1996      1995
(All dollar amounts in millions)

Currently payable:
  Federal                                  $15.5   $  36.9   $  86.3
  Federal alternative minimum
   tax                                      16.0
  State and local                             .2       6.8       6.9
  Foreign                                   14.3      13.1       8.5
                                           -------------------------
                                            46.0      56.8     101.7
Change in deferred income taxes             37.2      57.4      91.3
                                           -------------------------
                                            83.2     114.2     193.0
Allocation to partnership earnings          (1.9)     (2.0)     (4.3)
Allocation to discontinued operations                 (3.2)     (4.5)
                                           -------------------------
                                           $81.3   $ 109.0   $ 184.2
                                           =========================

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:


Year Ended December 31                          1997     1996     1995
(All dollar amounts in millions)
Federal taxes computed at statutory rate        $77.9   $103.1   $170.7
State and local income taxes, net of
 federal benefit                                  4.0      6.5     12.9
Impact related to difference in tax
 rates for foreign operations                    (1.2)    (1.3)     3.2
Other                                              .6       .7     (2.6)
                                                -----------------------
Income taxes                                    $81.3   $109.0   $184.2
                                                =======================
Effective tax rate                               36.5%    37.0%    37.8%
                                                =======================


At December 31, 1997, no domestic income taxes have been provided on Mead's share of the undistributed net earnings of corporate investees and overseas operations. Those earnings totaled $246.2 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $12 million at December 31, 1997.

L - Discontinued Operations

In December 1994, the Company sold its Electronic Publishing segment. The additional gain on sale recognized in 1995 resulted primarily from the adjustment of certain items related to this sale. During 1996, the Company sold its previously discontinued Imaging business, resulting in a gain of $5.4 million, net of income tax of $3.2 million.

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

     Summary information on the Company's funded plans is as follows:

     December 31                                        1997      1996

     (All dollar amounts in millions)

     Financial status of plans:
       Plan assets at fair value (primarily common
        stocks and fixed income securities)             $ 978.5   $ 888.7
       Actuarial present value of accumulated
        benefit obligation:
         Vested                                          (593.2)   (546.8)
         Non-vested                                       (60.2)    (53.3)
       Estimated effect of future salary increases
        at 1% over expected inflation                     (65.1)    (62.2)
                                                        -------   -------
       Projected benefit obligation                      (718.5)   (662.3)
                                                        -------   -------

       Plan assets in excess of projected
        benefit obligation                                260.0     226.4
     Reconciliation of financial status of plans to
      amounts recorded in Mead's balance sheets:
       Unamortized plan assets in excess of plan
        liabilities (overfunding) at January 1,
        1986 - to be recognized as a reduction of
        future years' pension expense                     (25.3)    (33.5)
       Unrecorded effect of net (gain) arising from
        differences between actuarial assumptions
        used to determine periodic pension expense
        and actual experience                             (29.5)     (2.2)
       Unamortized prior service cost                      32.0      31.8
                                                        -------   -------
     Pension asset                                      $ 237.2   $ 222.5
                                                        =======   =======
     Benefit obligation discount rate                      7.00%     7.75%
                                                        =======   =======

     The projected benefit obligation for the Company's unfunded plans was $31.4 million and $30.1 million at December 31, 1997 and 1996, respectively, of which $26.3 million and $22.6 million represent the accumulated benefit obligation. Of the projected benefit obligation, $18.8 million and $19.2 million at December 31, 1997 and 1996, respectively, is subject to later amortization. Unfunded accrued pension cost is $12.6 million and $10.9 million at December 31, 1997 and 1996, respectively.

     The components of net pension (income) expense for all pension plans are as follows:


     Year Ended December 31                         1997     1996      1995
     (All dollar amounts in millions)


     Service cost, benefits earned
      during the year                             $  20.9   $ 20.4   $  15.5
     Interest cost on projected benefit
      obligation                                     51.0     49.6      46.4
     Actual return on plan assets                  (164.0)   (99.2)   (181.2)
     Net amortization and deferral                   84.6     21.7     114.4
                                                  -------   ------   -------
     Net pension (income) expense                 $  (7.5)  $ (7.5)  $  (4.9)
                                                  =======   ======   =======

     The expected long-term rate of return on plan assets used in determining net pension income was 9% in all years.

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

     Summary information on the Company's plans is as follows:


     December 31                                                   1997      1996
     (All dollar amounts in millions)

     Financial status of plans:
       Accumulated postretirement benefit obligation:
         Retirees                                                 $ (58.7)  $ (64.5)
         Fully eligible, active plan participant                    (19.1)    (19.9)
         Other active plan participants                             (42.8)    (29.9)
                                                                  -------   -------
                                                                   (120.6)   (114.3)
       Less plan assets at fair value                                 9.1       8.2
                                                                  -------   -------
       Accumulated postretirement benefit obligation
         in excess of plan assets                                  (111.5)   (106.1)

     Reconciliation of financial status of plans to
      amounts recorded in Mead's balance sheets -
       Unrecorded effect of net (gain) arising from
        differences between actuarial assumptions used
        to determine periodic postretirement benefit
        expense and actual experience                               (16.0)    (20.8)
                                                                  -------   -------
     Accrued postretirement benefit cost - included
       in Deferred items                                          $(127.5)  $(126.9)
                                                                  =======   =======
     Benefit obligation discount rate                                7.00%     7.75%
                                                                  =======   =======

     The components of net periodic postretirement benefit cost are as follows:

     Year Ended December 31                                  1997      1996      1995
     (All dollar amounts in millions)

     Service cost, benefits attributed to
      employee service during the year                      $ 2.5   $   2.4   $   2.3
     Interest cost on accumulated
      postretirement benefit obligation                       8.0       8.6       9.6
     Actual return on plan assets                             (.9)     (1.0)     (1.1)
     Net amortization and deferral                           (1.1)       .3        .5
                                                            -----   -------   -------
     Net periodic postretirement benefit cost               $ 8.5   $  10.3   $  11.3
                                                            =====   =======   =======

     The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation in 1997 was 8% declining by .8% per year to an ultimate rate of 5%. The assumed health care trend rates used in 1996 was 9%, declining by .8% per year and 1995 was 12%, declining by 1% per year.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1997, would be increased by 7%. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 would be an increase of 9%.

     O - Leases

     At December 31, 1997, future minimum annual rental commitments under noncancelable lease obligations are as follows:


                                                            Capital   Operating
     (All dollar amounts in millions)                        Leases    Leases

     Year Ending December 31:
          1998                                              $   8.0     $ 39.1
          1999                                                  8.7       29.7
          2000                                                  9.0       20.6
          2001                                                  7.4       14.2
          2002                                                  7.5       12.6
          Later years through 2028                            342.9       61.0
                                                            -------     ------
     Total minimum lease payments                             383.5     $177.2
                                                                        ======
     Less amount representing interest                       (195.8)
                                                            -------
     Present value of net minimum lease payments              187.7

     Less current maturities of capital lease obligations       (.5)
                                                            -------
     Capital lease obligations                              $ 187.2
                                                            =======

     Capital leases are for manufacturing facilities, equipment and warehouse and office space. Capital lease property included in property, plant and equipment is as follows:


     December 31                                  1997     1996
     (All dollar amounts in millions)

     Land and buildings                          $  4.4   $  4.5
     Machinery and equipment                      195.6    170.6
                                                 ------   ------
                                                  200.0    175.1
     Less accumulated amortization                (80.5)   (73.4)
                                                 ------   ------
                                                 $119.5   $101.7
                                                 ======   ======


     The majority of rent expense is for operating leases which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $59.2 million, $54.9 million and $49.3 million in 1997, 1996 and 1995, respectively.

     P - Litigation and Other Proceedings

     The Company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The Company has also been identified as a potentially responsible party in at least 19 environmental proceedings. It is not possible to determine the ultimate liability, if any, in all these matters. The Company has established reserves of $38 million relating to environmental liabilities, including those related to discontinued operations, which it believes are probable and reasonably estimable. The Company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $45 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions less favorable to the Company among those outcomes that are considered reasonably possible were used. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition, results of operations or liquidity of the Company.

     Q - Additional Information on Cash Flows

     Year Ended December 31                         1997     1996     1995
     (All dollar amounts in millions)

     Cash paid during the year for:
       Interest                                     $ 90.0   $ 69.0   $ 69.4
         Less amount capitalized                      (9.2)    (6.9)    (2.0)
                                                    ------------------------
         Interest, net of amount capitalized        $ 80.8   $ 62.1   $ 67.4
                                                    ========================
       Income taxes                                 $ 41.3   $ 58.8   $417.4
                                                    ========================

     R - Segment Information

     Industry Segments
     -----------------

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

     Geographic Areas
     ----------------

     The Company has sales from foreign subsidiaries primarily in Canada, Europe, Latin America and the Pacific Rim. No individual foreign geographic area is significant to the Company relative to total net sales, earnings from continuing operations before taxes or identifiable assets. Net sales to unaffiliated customers from the Company's foreign subsidiaries were $534.6 million, $528.5 million and $495.3 million in 1997, 1996 and 1995, respectively. Earnings from operations for foreign subsidiaries were $43.9 million, $45.1 million and $33.8 million in 1997, 1996 and 1995, respectively. Foreign identifiable assets were $365.8 million, $383.2 million and $427.9 million in 1997, 1996 and 1995, respectively.

---------------------------------------------------------------------------------------------------------------------
(All dollar amounts in millions)                                        Sales (1)
                                   ----------------------------------------------------------------------------------
Year Ended December 31                         1997                       1996                        1995
                                   ----------------------------------------------------------------------------------
                                   Unaffiliated  Intersegment  Unaffiliated  Intersegment  Unaffiliated  Intersegment
Industry segments:
   Paper                             $1,576.1       $ 242.6      $1,251.3        $ 197.5     $1,243.3       $ 217.7
   Packaging and Paperboard           1,431.8           5.3       1,371.4            4.6      1,428.8           7.0
   Distribution and School
    and Office Products               2,069.5           9.4       2,083.8            8.9      2,507.3           9.3
Intersegment elimination                             (257.3)                      (211.0)                    (234.0)
                                   ----------------------------------------------------------------------------------
   Total                             $5,077.4                    $4,706.5                    $5,179.4
                                   ==================================================================================

---------------------------------------------------------------------------------------------------------------------
(All dollar amounts in millions)   Earnings from Continuing Operations             Depreciation,
                                        Before Income Taxes (2)              Depletion and Amortization
                                   ----------------------------------------------------------------------------------
Year Ended December 31               1997     1996       1995              1997      1996      1995
Industry segments:
   Paper                           $ 194.5   $ 193.8   $ 330.8            $ 112.2   $  84.3   $  72.3
   Packaging and Paperboard          129.6     138.6     184.9              149.1     141.4     139.4
   Distribution and School
    and Office Products               38.7      69.3      77.3               13.3      13.4      13.0
Corporate and other                 (140.3)   (107.1)   (105.3)              13.9      11.3      12.0
                                   ------------------------------------------------------------------
   Total                           $ 222.5   $ 294.6   $ 487.7            $ 288.5   $ 250.4   $ 236.7
                                   ==================================================================

-----------------------------------------------------------------------------------------------
(All dollar amounts in millions)
                                   Identifiable Assets (3)              Capital Expenditures
                                ---------------------------------------------------------------
Year Ended December 31            1997        1996       1995          1997      1996      1995
Industry segments:
  Paper                         $2,138.5    $2,149.4   $1,425.6       $110.5   $101.5   $  73.7
  Packaging and Paperboard       1,941.3     1,782.7    1,631.6        293.8    294.9     165.0
  Distribution and School
  and Office Products              554.6       473.4      471.0         15.0     15.4       8.3
Intersegment elimination           (23.1)      (19.2)     (21.7)
Corporate and other                618.4       599.6      866.3         21.4     21.6      16.0
                                ---------------------------------------------------------------
Total                           $5,229.7    $4,985.9   $4,372.8       $440.7   $433.4    $263.0
                                ===============================================================

(1) Intersegment sales are made at substantially the same prices and on the same terms as to unaffiliated customers.

(2) Earnings from continuing operations before income taxes for "Corporate and other" includes the following:

     Year Ended December 31         1997       1996       1995
     Other revenues               $  13.0    $  10.7    $  25.9
     Interest expense               (98.2)     (57.7)     (69.4)
     Other expenses                 (55.1)     (60.1)     (61.8)
                                  -------    -------    -------
                                  $(140.3)   $(107.1)   $(105.3)
                                  =======    =======    =======

(3) The identifiable assets of "Corporate and other" consist primarily of cash and cash equivalents, property, plant and equipment, and investments and other assets.

     Selected Quarterly Financial Data (unaudited)
     (All dollar amounts in millions, except per share data)



                                         1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.    Year
                                         --------  --------  --------  --------  --------
     Net sales:
          1997                           $1,135.7  $1,322.3  $1,375.6  $1,243.8  $5,077.4
          1996                           $1,067.2  $1,258.5  $1,231.1  $1,149.7  $4,706.5
          1995                            1,240.8   1,442.2   1,352.4   1,144.0   5,179.4
     Gross profit:
          1997                              195.2     234.0     240.7     230.2     900.1
          1996                              204.0     258.1     236.0     204.5     902.6
          1995                              221.9     312.2     299.1     242.2   1,075.4
     Earnings from
      continuing operations:
          1997                               20.2      47.8      50.3      31.8     150.1
          1996                               30.9      67.1      62.7      29.2     189.9
          1995                               61.7     102.2     104.5      74.1     342.5
     Per common share -
      basic:(1)
        Earnings from
         continuing operations:
          1997                               0.19      0.46      0.48      0.31      1.44
          1996                               0.29      0.64      0.60      0.28      1.81
          1995                               0.54      0.95      0.97      0.69      3.15
     Net earnings:
          1997                               0.19      0.46      0.48      0.31      1.44
          1996                               0.34      0.64      0.60      0.28      1.86
          1995                               0.54      0.95      0.97      0.76      3.22
     Per common share -
      assuming dilution:(1)
        Earnings from
         continuing operations:
          1997                               0.19      0.45      0.47      0.30      1.41
          1996                               0.29      0.63      0.59      0.28      1.79
          1995                               0.54      0.94      0.95      0.68      3.10
        Net earnings:
          1997                               0.19      0.45      0.47      0.30      1.41
          1996                               0.34      0.63      0.59      0.28      1.84
          1995                               0.54      0.94      0.95      0.75      3.17
     Cash dividends per common share:
          1997                               0.15      0.15      0.15      0.16      0.61
          1996                               0.14      0.15      0.15      0.15      0.59
          1995                               0.13      0.14      0.14      0.14      0.55


     (1) The number of shares used in the calculation of per share data is computed based on quarterly averages; therefore, the sum of individual earnings per share may not equal the annual computation.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


     PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Information pursuant to this item is incorporated herein by reference to pages 3 through 6 and 26 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 10, 1998. Information concerning executive officers is also included in Part I of this report following Item 4.

     Item 11.  Executive Compensation

          Information pursuant to this item is incorporated herein by reference to pages 10 through 22 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 11 through 13 and the "Performance Graph" on page 20), definitive copies of which were filed with the Commission on March 10, 1998.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information pursuant to this item is incorporated herein by reference to pages 8 through 11 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 10, 1998.

     Item 13.  Certain Relationships and Related Transactions

          Information pursuant to this item is incorporated herein by reference to page 26 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 10, 1998.


                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)   1. Financial Statements

                 The financial statements of The Mead Corporation and consolidated subsidiaries are included in Part II, Item 8.

               2. Financial Statement Schedule

                                                                          Page
                                                                          ----
               Schedule II --Valuation and Qualifying Accounts...........   60

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


               3. Exhibits


     (3)     Articles of Incorporation and Bylaws:

                (i) Amended Articles of Incorporation of the Registrant adopted May 28, 1987 (incorporated by reference to Exhibit (3)(i) of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                (ii) Regulations of the Registrant, as amended April 25, 1996 (incorporated by reference to Exhibit (3)(ii) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

     (4) Instruments defining the rights of security holders, including indentures:

                (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks; Amendment No. 1 thereto dated as of November 30, 1991; Amendment No. 2 thereto dated as of May 1, 1994 (incorporated by reference to Exhibit
             (10)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3, 1994); Amendment No. 3 thereto dated as of August 31, 1995 (incorporated by reference to Exhibit (4)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended October 1, 1995); Amendment No. 4 thereto dated as of August 31, 1996 (incorporated by reference to Exhibit (4)(i) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996); and Amendment No. 5 thereto dated as of October 31, 1997.

                (ii) Indenture dated as of July 15, 1982 between the Registrant and Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991.

                (iii) Indenture dated as of February 1, 1993 between Registrant and The First National Bank of Chicago, as Trustee.

                (iv) Indenture dated as of October 20, 1997 between Registrant and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4(g) of Registrant's Current Report on Form 8-K dated October 20, 1997).


             The total amount of securities authorized under other long-term debt instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

     (10)    Material Contracts:

                (i) Agreement dated as of April 24, 1964 between Northwood Mills Limited, Canamead, Inc., the Registrant and Noranda Mines, Limited and Supplemental Agreements relating thereto dated as of July 2, 1964, April 5, 1965, March 15, 1966, February 1, 1967,
             December 15, 1970 and April 1, 1974.

                (ii) Pulp Purchase Agreement dated as of April 1, 1965 among Northwood Pulp Limited, the Registrant, Northwood Mills Ltd. and Noranda Mines Limited.

                (iii) Restated Rights Agreement dated as of November 9, 1996 between Registrant and First National Bank of Boston, as Rights Agent, (incorporated herein by reference to Registrant's Form 8-A, dated November 13, 1996), as amended November 1, 1997 (incorporated by reference to Registrant's Form 8-A/A dated November 3, 1997).

                (iv) Amended Board Purchase Agreement dated as of January 4, 1988 among the Registrant, Georgia Kraft Company and Inland Container Corporation.

                (v) Indemnification Agreement dated as of January 4, 1988 among the Registrant, Mead Coated Board, Inc., Temple-Inland Inc., Inland Container Corporation I, Inland Container Corporation, GK Texas Holding Company and Georgia Kraft Company.

                (vi) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of December 1, 1988, as amended.

                (vii) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended.

             The following are compensatory plans and arrangements in which directors or executive officers participate:

                (viii) 1984 Stock Option Plan of the Registrant, as amended and restated through November 9, 1996 (incorporated by reference to Exhibit (10)(ix) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                (ix) 1991 Stock Option Plan of the Registrant, as amended through November 9, 1996 (incorporated by reference to Exhibit
             (10)(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                (x) 1996 Stock Option Plan of the Registrant as amended through November 9, 1996 (incorporated by reference to Exhibit
             (10)(xi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                (xi) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987, as amended October 29, 1988.

                (xii) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988.

                (xiii) Excess Benefit Plan of the Registrant dated January 1,
             1996 (incorporated by reference to Exhibit (10)(3) to Registrant's

             Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

                (xiv) Excess Earnings Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996).

                (xv) Restated Supplemental Executive Retirement Plan effective January 1, 1997 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997).

                (xvi) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Charles
             S. Mechem, Jr., Paul F. Miller, Jr., Lee J. Styslinger, Jr., Jerome
             F. Tatar and J. Lawrence Wilson.

                (xvii) Form of Severance Agreement between Registrant and each of William R. Graber, Elias M. Karter, Raymond W. Lane, Thomas E. Palmer, Jerome F. Tatar and other key employees.

                (xviii) Restated Benefit Trust Agreement dated August 27, 1996 between Registrant and Society Bank, National Association (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996).

                (xix) Restricted Stock Plan effective December 10, 1987, as amended through November 9, 1996 (incorporated by reference to Exhibit (10)(xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                (xx) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988.

                (xxi) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988.

                (xxii) Directors Capital Accumulation Plan (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1996).

                (xxiii) Form of Executive Life Insurance Policy for Key
             Executives.

                (xxiv) Long Term Incentive Plan effective 1997 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997).

                (xxv) Annual Incentive Plan for 1997 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997).

                (xxvi) Form of Mead Executive Capital Accumulation Plan effective January 1, 1995 (incorporated by reference to Exhibit
             (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 1995.), amended as of March 1, 1997 (incorporated by reference to Exhibit 10(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997), and amended as of July 1, 1997.

(12)   Statements re Computation of Ratios.

(21)   Subsidiaries of the Registrant.

(23)   Consent of Independent Auditors.

(27)   Financial Data Schedule

          (b) Reports on Form 8-K

          (1) A Form 8-K was filed on October 17, 1997 reporting under Item 5 certain financial results of Registrant for the Quarterly Period ended September 28, 1997. Also filed as an exhibit was a copy of a Press Release dated October 15, 1997.

          (2) A Form 8-K was filed on October 27, 1997 reporting under Item 5 Registrant's execution of a Distribution Agreement dated October 20, 1997 with Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to the sale by the Registrant through the Agents from time to time of up to $154,000,000 aggregate offering price of the Registrant's Medium Term Notes, Series A Due Nine Months to Thirty Years from date of issue. Also filed as exhibits were copies of the Distribution Agreement, Indenture, Form of Fixed Rate and Floating Rate Notes and legal opinions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE MEAD CORPORATION


Date:   February 26, 1998              By  JEROME F. TATAR
                                         -------------------------------------
                                                  Jerome F. Tatar
                                            Chairman of the Board,
                                             Chief Executive Officer and
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   February 26, 1998              By   JEROME F. TATAR
                                         -------------------------------------
                                                  Jerome F. Tatar
                                          Director, Chairman of the Board,
                                                 Chief Executive Officer and
                                                      President


Date:   February 26, 1998              By  WILLIAM R. GRABER
                                         -------------------------------------
                                                  William R. Graber
                                                Vice President and Chief
                                               Financial Officer (principal
                                                   financial officer)


Date:   February 26, 1998              By  GREGORY T. GESWEIN
                                         -------------------------------------
                                                  Gregory T. Geswein
                                                Vice President and Controller
                                                (principal accounting officer)


Date:   February 26, 1998              By  JOHN C. BOGLE
                                         -------------------------------------
                                                   John C. Bogle
                                                     Director


Date:   February 26, 1998              By   JOHN G. BREEN
                                         -------------------------------------
                                                   John G. Breen
                                                     Director


Date:   February 26, 1998              By  WILLIAM E. HOGLUND
                                         -------------------------------------
                                                 William E. Hoglund
                                                     Director

Date:   February 26, 1998              By  JAMES G. KAISER
                                         ----------------------------------
                                                   James G. Kaiser
                                                      Director


Date:   February 26, 1998              By  JOHN A. KROL
                                         ----------------------------------
                                                    John A. Krol
                                                      Director


Date:   February 26, 1998              By  SUSAN J. KROPF
                                         ----------------------------------
                                                   Susan J. Kropf
                                                      Director


Date:   February 26, 1998              By  CHARLES S. MECHEM, JR.
                                         ----------------------------------
                                               Charles S. Mechem, Jr.
                                                      Director


Date:   February 26, 1998              By  PAUL F. MILLER, JR.
                                         ----------------------------------
                                                 Paul F. Miller, Jr.
                                                      Director


Date:   February 26, 1998              By  LEE J. STYSLINGER, JR.
                                         ----------------------------------
                                                Lee J. Styslinger, Jr.
                                                      Director


Date:  February 26, 1998               By  J. LAWRENCE WILSON
                                         -----------------------------------
                                                  J. Lawrence Wilson
                                                       Director

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES




                        SCHEDULE FURNISHED PURSUANT TO
                           REQUIREMENTS OF FORM 10-K




                 Years Ended December 31, 1997, 1996 and 1995

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in millions)



            Column A                  Column B           Column C            Column D         Column E
----------------------------------   ----------     -------------------     -----------       --------
                                                         Additions
                                                    -------------------

                                                    Charged   Charged                         Balance
                                     Balance at        to     to Other                           at
                                     Beginning      Costs &   Accounts-     Deductions-        End of
Description                          of Period      Expenses  Describe      Describe           Period
----------------------------------   ----------     --------  ---------     -----------       --------
Year Ended December 31, 1996:
Allowance for doubtful accounts      $     28.0        $ 3.7       $-0-     $       6.8  (A)  $   24.9
                                     ==========     ========  =========     ===========       ========
Accumulated amortization of good-
   will and other intangibles        $     40.6        $ 3.3  $     -0-     $       -0-       $   43.9
                                     ==========     ========  =========     ===========       ========

Year Ended December 31, 1995:
Allowance for doubtful accounts      $     26.8     $    7.1  $     -0-     $       5.9  (A)  $   28.0
                                     ==========     ========  =========     ===========       ========
Accumulated amortization of good-
   will and other intangibles        $     37.3     $    3.3  $     -0-     $       -0-       $   40.6
                                     ==========     ========  =========     ===========       ========

Year Ended December 31, 1994:
Allowance for doubtful accounts      $     23.9     $   10.2  $     -0-     $       7.3  (A)  $   26.8
                                     ==========     ========  =========     ===========       ========
Accumulated amortization of good-
   will and other intangibles        $     34.0     $    3.3  $     -0-     $       -0-       $   37.3
                                     ==========     ========  =========     ===========       ========

Reserve for asset impairment         $     60.0     $    -0-  $     -0-     $      60.0  (B)  $    -0-
                                     ==========     ========  =========     ===========       ========


(A)  Accounts charged off, net of recoveries.

(B)  Reserve of sold business.

                             THE MEAD CORPORATION



                      EXHIBITS TO FORM 10-K ANNUAL REPORT



                     FOR THE YEAR ENDED DECEMBER 31, 1997