Form 10-Q
period 1998-03-29
MEAD CORP
filed 1998-05-11
CIK 64394

================================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 29, 1998

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

  The number of Common Shares outstanding at March 29, 1998 was
104,067,481.
================================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------

                  QUARTERLY PERIOD ENDED MARCH 29, 1998
                  -------------------------------------

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)
                                     Mar. 29,      Dec. 31,
                                       1998          1997
                                    ---------     ---------
ASSETS

Current assets:
  Cash and cash equivalents         $    18.7     $    29.5
  Accounts receivable                   611.3         586.1
  Inventories                           606.4         524.5
  Other current assets                   88.9          77.5
                                    ---------     ---------
          Total current assets        1,325.3       1,217.6

Investments and other assets:
  Investees                             149.2         151.1
  Other assets                          584.6         551.2
                                    ---------     ---------
                                        733.8         702.3

Property, plant and equipment - net   5,608.6       5,540.9
Less accumulated depreciation and
  amortization                       (2,285.3)     (2,231.1)
                                    ---------     ---------
                                      3,323.3       3,309.8
                                    ---------     ---------
          Total assets              $ 5,382.4     $ 5,229.7
                                    =========     =========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                     $   138.4     $
  Accounts payable                      338.5         330.4
  Accrued liabilities                   364.2         382.6
  Current maturities of long-term
   debt                                   3.2           1.8
                                    ---------     ---------
          Total current liabilities     844.3         714.8

Long-term debt                        1,428.0       1,428.0

Commitments and contingent liabilities

Deferred items                          810.1         798.4

Shareowners' equity:
  Common shares                         155.1         154.9
  Additional paid-in capital             62.9          53.5
  Foreign currency translation
   adjustment                           (24.4)        (20.5)
  Retained earnings                   2,106.4       2,100.6
                                    ---------     ---------
                                      2,300.0       2,288.5
                                    ---------     ---------
          Total liabilities and
           shareowners' equity      $ 5,382.4     $ 5,229.7
                                    =========     =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
---------------------
 (All dollar amounts in millions, except per share amounts)

                                   First Quarter Ended
                                   ----------------------
                                    Mar. 29,     Mar. 30,
                                      1998         1997
                                   ---------    ---------
Net sales                          $ 1,167.4    $ 1,135.7
Cost of products sold                  950.8        940.5
                                   ---------    ---------
  Gross profit                         216.6        195.2

Selling and administrative expenses    140.2        142.3
                                   ---------    ---------
  Earnings from operations              76.4         52.9

Other revenues - net                     3.4          2.6
Interest and debt expense              (26.5)       (23.3)
                                   ---------    ---------
  Earnings from continuing
   operations before income taxes       53.3         32.2

Income taxes                            19.7         11.8
                                   ---------    ---------
  Earnings from continuing
   operations before equity in net
   earnings (loss) of investees         33.6         20.4

Equity in net earnings (loss)
 of investees                           (3.0)         (.2)
                                   ---------    ---------
  Net earnings                     $    30.6    $    20.2
                                   =========    =========

Earnings per common share - basic
  and assuming dilution            $     .29    $     .19
                                   =========    =========
Cash dividends per common share    $     .16    $     .15
                                   =========    =========
Weighted-average number of common
  shares outstanding (millions) -
  basic                                103.9        104.4
                                   =========    =========
Weighted-average number of common
  shares outstanding (millions) -
  assuming dilution                    105.8        106.1
                                   =========    =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
(All dollar amounts in millions)

                                                   First Quarter Ended
                                                   --------------------
                                                   Mar. 29,     Mar. 30,
                                                     1998         1997
                                                   -------      -------
Cash flows from operating activities:
  Net earnings                                     $  30.6      $  20.2
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation and depletion of property, plant
     and equipment                                    62.7         60.6
    Depreciation and amortization of other assets     11.1         11.6
    Deferred income taxes                              4.3          3.4
    Investees-loss and dividends                       2.2          (.2)
    Other                                              (.1)        (5.3)
    Change in current assets and liabilities:
      Accounts receivable                            (25.2)         4.4
      Inventories                                    (81.9)       (73.0)
      Other current assets                           (12.2)       (10.0)
      Accounts payable and accrued liabilities       (10.3)       (44.1)
                                                   -------      -------
      Net cash (used in) operating activities        (18.8)       (32.4)

Cash flows from investing activities:
  Capital expenditures                               (78.5)       (66.8)
  Additions to equipment rented to others             (6.2)        (8.9)
  Other                                              (31.2)         9.2
                                                   -------      -------
      Net cash (used in) investing activities       (115.9)       (66.5)

Cash flows from financing activities:
  Additional borrowings                              115.7        539.3
  Payments on borrowings                            (115.0)      (531.8)
  Notes payable                                      138.4        100.3
  Cash dividends paid                                (16.6)       (15.7)
  Common shares issued                                10.1          8.1
  Common shares purchased                             (8.7)        (7.2)
                                                   -------      -------
      Net cash provided by financing activities      123.9         93.0
                                                   -------      -------
(Decrease) in cash and cash equivalents              (10.8)        (5.9)
Cash and cash equivalents at beginning of year        29.5         20.6
                                                   -------      -------
Cash and cash equivalents at end of quarter        $  18.7      $  14.7
                                                   =======      =======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1997, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        March 29,   Dec. 31,
                                          1998        1997
                                        --------    --------
Finished and semi-finished products       $419.4      $342.5
Raw materials                              103.6        99.3
Stores and supplies                         83.4        82.7
                                          ------      ------
                                          $606.4      $524.5
                                          ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                                         First Quarter Ended
                                        ----------------------
                                        March 29,     March 30,
                                          1998           1997
                                        --------      --------
Revenues                                 $ 176.4       $ 179.3
                                         =======       =======
Gross profit                             $   1.6       $  11.7
                                         =======       =======
Net earnings (loss)                      $  (2.5)      $   2.0
                                         =======       =======


E - LONG-TERM DEBT

Long-term debt at March 29, 1998, includes $75.0 million of short-term borrowings which have been classified as long-term debt based on management's intent and the company's ability to refinance the borrowings on a long-term basis. After reduction for these financings, the company has unused long-term lines of credit of $385.0 million.

F - SHAREOWNERS' EQUITY

During the first quarter of 1998, the company repurchased approximately 252,000 common shares on the open market. The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 6.4 million shares have been repurchased as of the end of the first quarter of 1998.

G - COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The company's difference between net income and comprehensive income relates to the changes in foreign currency translation adjustment.
Comprehensive income for the quarters ended March 29, 1998 and March 30, 1997, was $26.7 million and $13.9 million, respectively.

H - ADDITIONAL INFORMATION ON CASH FLOWS

                                       First Quarter Ended
                                       -------------------
                                       March 29,  March 30,
                                         1998       1997
                                       --------   --------
Cash paid (refunded) for:
  Interest (net of capitalized
   interest)                             $ 42.3     $ 24.4
                                         ======     ======
  Income taxes                           $  7.5     $ (3.0)
                                         ======     ======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

RESULTS OF OPERATIONS
---------------------
Net Sales
---------
First quarter 1998 net sales were $1.17 billion, a 3% increase over the $1.14 billion in the first quarter of 1997. Net earnings for the quarter were $30.6 million compared with $20.2 million in 1997. Average selling prices were higher in the first quarter of 1998 for many of the company's products, especially coated paper and corrugating medium compared with the first quarter of 1997. Sales volume was slightly lower for coated and carbonless papers. At Mead's distribution business, Zellerbach, sales improved compared with the first quarter of 1997. Sales for School and Office Products declined from the level of the same quarter of 1997.

Operating Costs and Expenses
----------------------------
Gross profit as a percent of sales increased to 18.6% for the first quarter of 1998 from 17.2% compared with first quarter of 1997 primarily due to higher selling prices. During the quarter earnings were negatively affected by higher operating costs at the Rumford, Maine, mill due to a temporary equipment outage, and at the company's corrugating medium mill in Stevenson, Alabama, as a result of start-up costs associated with the paper machine expansion and related environmental improvement project.

Selling and administrative expenses totaled $140.2 million in the first quarter, down from $142.3 million in 1997. As a percentage of net sales, these expenses were 12.0% in the first quarter of 1998 compared with 12.5% in the same quarter in 1997.

Interest and Debt Expense
-------------------------
First quarter interest and debt expense was $26.5 million, up from the first quarter of 1997 level of $23.3 million. The increase is attributable to additional debt levels in 1998, primarily associated with the expansion project at the Stevenson mill.

Income Taxes
------------
The effective tax rate was 37.0% for the first quarter of 1998 compared to 36.6% for the first quarter of 1997.

Equity in Net Earnings of Investees
-----------------------------------
Mead's investees, consisting primarily of its 50% owned Northwood companies, recorded a loss of $3.0 million in the first quarter of 1998 compared with a loss of $.2 million in the same quarter of 1997. Sales volume for pulp was higher during the quarter compared with 1997, though prices declined during the quarter and were about even with the same quarter of 1997. The pulp mill operated well during the quarter with production rates slightly higher than in the same period last year. Prices for lumber were much lower in the first quarter of 1998, as were prices and sales volume for plywood compared with the same quarter in 1997. During the quarter, two of Northwood's sawmills took some market-related downtime. In the second quarter, Northwood's pulp mill is scheduled to take effectively 12 days of downtime.

Financial Data by Business
--------------------------
Paper segment
                                                     First Quarter
                                           ------------------------------
                                           1998        1997      % Change
                                           ----        ----      --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $379.9      $393.5        (3)%

Segment earnings before taxes               59.5        41.8         42%

Net sales in the segment decreased modestly in the first quarter on slightly lower sales volume. Sales volume was lower in coated papers and carbonless papers, and was about even with the first quarter of last year for uncoated and specialty papers. Earnings for the paper segment improved over the first quarter of 1997 as a result of higher selling prices for coated papers, especially for those grades produced at the Rumford, Maine, and Escanaba, Michigan, paper mills. Prices for most other grades were about even with those of the prior year. During the quarter, production increased compared with the same quarter in 1997 at the Escanaba mill, the Chillicothe, Ohio, mill and the South Lee, Massachusetts, specialty paper mill. In April, Mead announced the acquisition of a specialty paper mill in Potsdam, New York, from the Little Rapids Corporation for an undisclosed cash sum. The mill manufactures about 22,000 tons annually of pressure-sensitive tape paper. Mead plans to invest over the next three years to upgrade the mill's capabilities to allow it to also produce specialty grades such as those produced at Mead's specialty paper mill in South Lee.

Packaging and Paperboard segment

                                                     First Quarter
                                           -----------------------------
                                           1998        1997     % Change
                                           ----        ----     --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $342.9      $315.5       9%

Segment earnings before taxes               29.4        21.5      37%

Sales and earnings for the segment increased from the first quarter of 1997. Selling prices for corrugating medium, produced at the Stevenson mill, increased about 40% from the levels of the same quarter in 1997, while selling prices for corrugated containers were up slightly. The division built inventory during the quarter in anticipation of a scheduled 17-day shutdown of the #2 machine in April to facilitate the expansion project. The #1 machine will take three days of scheduled downtime during the same period.

In the Coated Board System, shipments of coated paperboard from the Mahrt mill in Alabama, to Mead Packaging and the open market increased by about 10% compared to the first quarter of 1997. Shipment volume of beverage packaging was higher compared with the first quarter of 1997 as a result of strong market demand in North America, Europe and Latin America. Operating performance at Mead's packaging converting facilities improved over the first quarter of 1997.

Distribution and School and Office Products segment

                                                     First Quarter
                                           -----------------------------
                                           1998        1997     % Change
                                           ----        ----     --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                              $444.6      $426.7        4%

Segment earnings before taxes                2.4         3.1      (23)%

Sales for the segment in the first quarter were higher than in the same quarter of 1997 as result of an eight percent increase in sales volume at Zellerbach, Mead's distribution business. The increase in sales occurred in all three of the division's businesses: printing; packaging; and industrial supplies. Sales were seasonally lower than in the fourth quarter of 1997. Division selling costs increased compared with the first quarter of 1997 as a result of strengthening the sales force, but that increase was offset during the quarter by lower administrative costs, as the division continues to address operating performance issues. Sales within the School and Office Products division were lower than last year. The division's facilities operated well and built inventory in preparation for the "back-to-school" selling season which begins in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital on March 29, 1998 was $481.0 million compared to $502.8 million on December 31, 1997. The current ratio of 1.6 at the end of the first quarter was slightly lower than 1.7 at December 31, 1997. Inventories are generally higher in the first quarter of the year in preparation for the Mead School and Office Products "back-to-school" season. Inventories levels were increased over levels of the first quarter of 1997 at Zellerbach as part of an effort to grow sales volume, and at Mead's Containerboard Division in anticipation of a scheduled shutdown during the second quarter. At the end of the quarter, inventory levels were much lower in coated paper at the Rumford mill and in coated paperboard at the Mahrt mill compared to the first quarter of 1997.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowners' equity) was 38.3% on March 29, 1998, and was 38.4% on December 31, 1997. On December 31, 1997 the company classified $155.3 million of short-term borrowings as long-term debt with the intent to refinance those borrowings on a long-term basis. During the first quarter, $81.1 million was refinanced.

Capital expenditures totaled $78.5 million for the first quarter of 1998 compared with $66.8 million in the first quarter of 1997. The major project in both time periods was at the Stevenson corrugating medium mill.

Under a Board of Directors authorization, Mead repurchased 252,000 shares of its capital stock in the first quarter of 1998. By March 29, 1998, the 10 million share repurchase program (adjusted for the December 1997 two-for-one stock split) was 64% completed.

At the end of the first quarter, Mead paid a fixed rate or capped rate on 72% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a $.03 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $65.2 million more than the book value at the end of the first quarter of 1998.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------
            No material changes occurred to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                       PART II - OTHER INFORMATION
                       ---------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (10)  Material Contracts:

                  (1) Corporate Annual Incentive Plan for 1998 in which executive officers participate.

                  (2) Corporate Long Term Incentive Plan effective 1998 in which executive officers participate.

                  (3)   Lease Agreement between The Industrial
                        Development Board of the City of Stevenson,
                        Alabama and The Mead Corporation, dated as of March 1, 1998.

            (27.1)  Financial Data Schedule Quarter 1, 1998

            (27.2) Financial Data Schedule Fiscal year ends 1996, 1995 and Quarters 1, 2, 3 of 1996

            (27.3)  Financial Data Schedule Quarters 1, 2, 3 of 1997

      (b)   Reports on Form 8-K

            (1) A Form 8-K was filed on February 11, 1998 reporting under Item 5 certain financial results of Registrant for the year ended December 31, 1997. Also filed as an exhibit was a copy of a Press
                  Release dated January 23, 1998.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 1998


THE MEAD CORPORATION
--------------------
   (Registrant)



By:  G. T. GESWEIN
    _________________________
    G. T. Geswein
    Vice President, Controller and
    Chief Accounting Officer