Form 10-K/A
period 1997-12-31
MEAD CORP
filed 1998-05-12
CIK 64394

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to include the following information and financial statements required by Form 11-K with respect to The Mead Salaried Savings Plan (the "Plan") for the year ended December 31, 1997.


THE MEAD SALARIED SAVINGS PLAN

TABLE OF CONTENTS

                                                          Page

INDEPENDENT AUDITORS' REPORT                                1

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits
  as of December 31, 1997 and 1996                          2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1997             3

NOTES TO FINANCIAL STATEMENTS                              4-5

SUPPLEMENTAL SCHEDULES:

 Schedule of Assets Held for Investment as of
  December 31, 1997                                        6-7

 Schedule of Reportable Transactions for the
  Year Ended December 31, 1997                              8

EXHIBIT -

 Independent Auditors' Consent                              9

SIGNATURES                                                 10

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Salaried Savings Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Salaried Savings Plan (the "Plan") as of December 31, 1997 and 1996, and the related statement of changes in net assets available for benefits for the year ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1997 and 1996, and the changes in net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1997, and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1997, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1997 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
April 3, 1998

THE MEAD SALARIED SAVINGS PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1997 AND 1996

(All dollar amounts in thousands)

                                           1997       1996
                                        ---------  ---------
ASSETS

Investments:
  Mead Common Stock Fund                $ 141,275  $ 144,744
  Fidelity Investment Funds:
    Magellan Fund                          85,399     70,126
    Equity Income Fund                     55,136     37,788
    Intermediate Bond Fund                  5,232      4,441
    Overseas Fund                          13,846     12,148
    Asset Manager Fund                     32,564     25,155
    Asset Manager: Growth Fund             50,661     37,208
    Asset Manager: Income Fund              7,137      5,921
    Short Term Bond Fund                   12,164     12,654
    Retirement Money Market Fund           12,097     12,794
    US Equity Index Pool Fund              15,365      6,958
  Other mutual funds                        3,892
  Loans to participants                     9,689      9,653
                                        ---------  ---------
Net Assets Available for Benefits       $ 444,457  $ 379,590
                                        =========  =========

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1997

(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                       $     26,768
    Rollovers                                             14,794
    Employer                                               9,603
  Investment Income:
    Interest and dividends                                20,811
    Net appreciation in fair value
     of investments                                       33,269
                                                    ------------
  Total increases                                        105,245
                                                    ------------
DECREASES IN PLAN ASSETS:
  Benefits paid to participants                           40,330
  Administrative expenses                                     48
                                                    ------------
  Total decreases                                         40,378
                                                    ------------
NET INCREASE IN PLAN ASSETS                               64,867

NET ASSETS - DECEMBER 31, 1996                           379,590
                                                    ------------
NET ASSETS - DECEMBER 31, 1997                      $    444,457
                                                    ============

See notes to financial statements.

THE MEAD SALARIED SAVINGS PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996 AND
YEAR ENDED DECEMBER 31, 1997

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

Contributions - Participants may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the year ended December 31, 1997, Mead's contributions were 60% of each dollar contributed on the first 3% of the participant's eligible gross pay and 40% of each dollar on the next 3% of the participant's eligible gross pay. Mead may make an additional discretionary contribution each year in an amount determined by its Board of Directors. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

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

Additionally, for an annual fee participants can direct their contributions to the Mutual Fund Window, which provides access to a wider variety of funds. These funds include additional Fidelity funds along with over 70 funds from a number of mutual fund families. Prospectuses relating to all funds are available to the Plan participants from Fidelity Management Trust Company.

Administrative Expenses - Expenses for administering the Plan, other than loan set-up and maintenance fees and the fee for the Mutual Fund Window, are paid directly by Mead.

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

D.     FUND INFORMATION

Participant contributions, benefits paid to participants, interest and dividends and net appreciation (depreciation) in fair value of investments by fund are as follows for the year ended December 31, 1997:

(All dollar amounts in thousands)

                                                                                       Net appreciation
                                                             Benefits                    (depreciation)
                             Participant   Participant        paid to   Interest and      in fair value
                           contributions     rollovers   participants      dividends     of investments
                           -------------   -----------   ------------   ------------   ----------------
Mead Common Stock Fund           $ 3,044       $   328        $16,487       $                 $ (1,126)
Magellan Fund                      6,598         2,070          5,104         5,539             12,606
Equity Income Fund                 3,897         1,791          4,364         3,012              9,443
Intermediate Bond Fund               458           432            689           322                 49
Overseas Fund                      1,652           537          1,248           701                640
Asset Manager Fund                 2,404         3,296          2,960         2,856              3,200
Asset Manager: Growth Fund         4,505         3,074          2,856         5,254              5,189
Asset Manager: Income Fund           565           846            884           487                332
Short Term Bond Fund                 891            91          1,429           776                (28)
Retirement Money Market Fund       1,347         1,357          2,911           773
US Equity Index Pool Fund          1,373           897            995                            3,123
Other Mutual Funds                    34            75                          190               (159)
Loans to participants                                             403           901
                                 -------       -------        -------       -------            -------
  Total                          $26,768       $14,794        $40,330       $20,811            $33,269
                                 =======       =======        =======       =======            =======

All Employer contributions are made to the Mead Common Stock Fund.

The Mead Salaried Savings Plan
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1997

(All dollar amounts in thousands)

                                                                    Market
                                               Units       Cost      Value
                                             ---------   --------  --------

Mead Common Stock Fund                       9,907,105   $103,922  $141,275

Fidelity Investment Funds:
  Magellan                                     896,394     69,353    85,399
  Equity Income                              1,052,022     41,262    55,136
  Intermediate Bond                            514,456      5,188     5,232
  Overseas                                     425,501     13,044    13,846
  Asset Manager                              1,774,585     27,980    32,564
  Asset Manager: Growth                      2,741,405     42,489    50,661
  Asset Manager: Income                        585,998      6,613     7,137
  Short Term Bond                            1,398,114     12,461    12,164
  Retirement Money Market                   12,096,999     12,097    12,097
  U.S. Equity Index Pool                       567,797     11,770    15,365
Other mutual funds:
  Fidelity funds:
    Blue Chip Growth                             1,227         48        48
    Capital Appreciation                           131          3         3
    Contrafund                                   4,288        213       200
    Disciplined Equity                              41          1         1
    Diversified International                       63          1         1
    Dividend Growth                              3,407         81        79
    Emerging Markets                                15
    Equity Income II                             2,111         60        57
    Europe                                          51          2         2
    Europe Capital Appreciation                  1,895         29        28
    Export & Multinational                       1,891         35        32
    Fidelity Fund                                1,685         51        50
    Freedom 2020                                 1,173         15        14
    Global Bond                                     27
    Government Securities                       30,070        297       298
    Growth & Income                              3,518        131       134
    Growth Company                                 427         20        19
    Hong Kong & China                            5,464         63        60
    International Value                             83          1         1
    Investment Grade Bond                           34
    Latin America                                    1
    Low-Priced Stock                             9,220        233       233
    Mid-Cap Stock                                1,016         18        17
    OTC                                            946         34        32
    Puritan                                        495         10        10
    Real Estate Investment                       2,461         51        50
    Retirement Government Money Market          20,298         20        20
    Small-Cap Stock                                467          7         7
    Southeast Asia                                 458          4         4
    Stock Selector                                  39          1         1
    TechnoQuant                                    115          1         1
    U.S. Bond Index                              7,584         82        82
    Utilities                                    1,403         28        28
    Value                                          778         47        42
    Worldwide                                      523          8         8
  Other Funds:
    Founders Blue Chip                           6,854         48        47
    Founders Growth                              7,369        141       127
    Founders Worldwide                             738         17        16
    INVESCO Dynamics                             1,271         20        18
    INVESCO High Yield                             975          7         7
    INVESCO Industrial Income                      471          8         7
    INVESCO Select Income                          930          6         6
    INVESCO Small Company Growth                    28

    INVESCO Total Return                         1,989         58        58
    INVESCO Value Equity                            39          1         1
    Janus Balanced                               1,634         25        25
    Janus Enterprise                                 9
    Janus Fund                                   4,120        116       103
    Janus Twenty                                 4,579        159       142
    Janus Worldwide                             12,899        515       487
    MAS Fixed Income Portfolio                      23
    MAS High Yield Portfolio                        30
    MAS Mid Cap Growth                             340          6         6
    MAS Value Portfolio                          3,149         60        56
    Morgan Stanley Active Country Allocation        99          1         1
    Morgan Stanley Emerging Growth                  92          1         1
    N&B Focus Trust                              2,046         43        42
    N&B Genesis Trust                           16,432        374       365
    N&B Guardian Trust                           1,041         18        18
    N&B Partners Trust                           7,193        136       126
    PBHG Emerging Growth                            59          2         2
    PBHG Growth                                    349          9         9
    PIMCO Capital Appreciation                   5,391        128       123
    PIMCO Global Bond                               51          1         1
    PIMCO High Yield                               499          6         6
    PIMCO Low Duration                             270          3         3
    PIMCO Mid-Cap Growth                         6,623        151       149
    PIMCO Total Return                           8,640         93        92
    Strong Advantage                                25
    Strong Government Securities                   566          6         6
    Strong Growth                                    9
    Strong Opportunity                             249         10        10
    Strong Short-Term Bond                          26
    Strong Total Return                              3
    Templeton Developing Markets I               4,062         60        53
    Templeton Foreign I                          3,044         31        30
    Templeton Global Bond I                         25
    Templeton Growth I                           2,191         43        43
    Templeton World I                            5,774         98        97
    USAA Cornerstone Strategy                       37          1         1
    USAA GNMA Trust                                 25
    USAA Income                                     20
    USAA Income Stock                               55          1         1
    USAA International                              51          1         1
    Warburg Capital Appreciation                   881         17        16
    Warburg Emerging Growth                        726         29        27
    Warburg Global Fixed Income                     24
    Warburg Growth & Income                          4
    Warburg International Equity                    72          1         1
                                                         --------  --------
  Total other mutual funds                                  4,046     3,892

Loans to participants - 1,721 loans
 with interest rates from 6.25%
 to 10.75%                                                  9,689     9,689
                                                         --------  --------
                                                         $359,914  $444,457
                                                         ========  ========

The Mead Salaried Savings Plan
Item 27d- Supplemental Schedule of Reportable Transactions -
 Series of Transactions
Year Ended December 31, 1997

(All dollar amounts in thousands)

                                             Number of      Purchase     Number        Sale         Gain/
                Description                  Purchases        Cost      of Sales     Proceeds       (Loss)
------------------------------------------------------------------------------------------------------------
Mead Common Stock Fund                            253       $49,418        251       $51,760       $10,933

Magellan Fund                                     253        23,777        252        21,105         2,435

Equity Income Fund                                253        21,480        241        13,575         1,966

Asset Manager: Growth Fund                        252        17,701        240         9,437         1,516

Retirement Money Market Fund                      253        42,699        245        43,396

U.S. Equity Index Pool                            250        14,664        187         9,380           839

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-37961 and 33-47580 on Form S-8 of our report dated April 3, 1998, accompanying the financial statements of The Mead Salaried Savings Plan included in the Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1997.

DELOITTE & TOUCHE LLP



DELOITTE & TOUCHE LLP

Dayton, Ohio
May 7, 1998

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                        THE MEAD CORPORATION
                                          (Registrant)


                                               G. T. GESWEIN
Date:     May 12, 1998                 By:     ________________________
                                                Gregory T. Geswein
                                                Vice President and Controller
                                                (principal accounting officer)


                                        THE MEAD SALARIED
                                        SAVINGS PLAN


                                                JAMES D. BELL
Date:     May  12, 1998                 By:     ________________________
                                                James D. Bell
                                                Director of Benefits