Form 10-K/A
period 1997-12-31
MEAD CORP
filed 1998-05-12
CIK 64394

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

                                    OR
       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ________ to ________ Commission File No. 1-2267

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to include the following information and financial statements required by Form 11-K with respect to The Mead Savings Plan for Bargaining Unit Employees (the Plan) for the year ended December 31, 1997.


THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES

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

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Savings Plan for Bargaining Unit Employees
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Savings Plan for Bargaining Unit Employees (the "Plan") as of December 31, 1997 and 1996, and the related statement of changes in net assets available for benefits for the year ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
April 3, 1998

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1997 AND 1996

(All dollar amounts in thousands)

                                           1997      1996
                                        ---------  --------
ASSETS

Investments:
  Mead Common Stock Fund                $   3,055  $  1,068
  Fidelity Investment Funds:
    Magellan Fund                          18,538    12,173
    Equity Income Fund                      9,715     5,239
    Intermediate Bond Fund                    702       420
    Overseas Fund                           2,120     1,427
    Asset Manager Fund                      4,687     2,636
    Asset Manager: Growth Fund              8,673     4,869
    Asset Manager: Income Fund              1,218       765
    Short Term Bond Fund                    2,056     1,787
    Retirement Money Market Fund            3,200     1,722
    US Equity Index Pool Fund               1,843       508
  Other mutual funds                          749
  Loans to participants                     1,895       993
                                        ---------  --------
Net Assets Available for Benefits       $  58,451  $ 33,607
                                        =========  ========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1997

(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                 $  14,306
    Rollovers                                     2,604
    Employer                                        671
  Investment Income:
    Interest and dividends                        3,561
    Net appreciation in fair value
     of investments                               5,106
                                              ---------
  Total increases                                26,248
                                              ---------
DECREASES IN PLAN ASSETS:
  Benefits paid to participants                   1,388
  Administrative expenses                            16
                                              ---------
  Total decreases                                 1,404
                                              ---------

NET INCREASE IN PLAN ASSETS                      24,844

NET ASSETS - DECEMBER 31, 1996                   33,607
                                              ---------
NET ASSETS - DECEMBER 31, 1997                $  58,451
                                              =========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996 AND
YEAR ENDED DECEMBER 31, 1997

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

Participants employed at the Rumford, Maine, facility may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the year ended December 31, 1997, Mead's contributions were 50% of each dollar contributed on the first 3% of the participant's eligible gross pay. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

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

(All dollar amounts in thousands)

                                                                                          Net appreciation
                                                                Benefits                    (depreciation)
                               Participant   Participant         paid to Interest and       in fair value
                             contributions     rollovers    participants    dividends      of investments
                             -------------   -----------    -----------   -----------     ---------------
Mead Common Stock Fund             $   571        $  104         $   18        $                  $ (144)
Magellan Fund                        4,040           445            416         1,146              2,357
Equity Income Fund                   2,247           367            238           492              1,435
Intermediate Bond Fund                 224            51             43            35                  8
Overseas Fund                          785           137             36           103                 60
Asset Manager Fund                   1,256           317            124           391                357
Asset Manager: Growth Fund           2,207           463            131           895                695
Asset Manager: Income Fund             335           123             46            76                 45
Short Term Bond Fund                   463             1            105           120
Retirement Money Market Fund         1,597           433            185           144
US Equity Index Pool Fund              557           163              5                              318
Other mutual funds                      24                                         30                (25)
Loans to participants                                                41           129
                                   -------        ------         ------        ------             ------
  Total                            $14,306        $2,604         $1,388        $3,561             $5,106
                                   =======        ======         ======        ======             ======

All Employer contributions are made to the Mead Common Stock Fund.

The Mead Savings Plan for Bargaining Unit Employees
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1997

(All dollar amounts in thousands)

                                                          Market
                                     Units       Cost     Value
                                  -----------  --------  --------

Mead Common Stock Fund                214,255  $  3,228  $  3,055

Fidelity Investment Funds:
  Magellan                            194,582    15,762    18,538
  Equity Income                       185,370     7,712     9,715
  Intermediate Bond                    69,063       696       702
  Overseas                             65,135     2,055     2,120
  Asset Manager                       255,396     4,204     4,687
  Asset Manager: Growth               469,329     7,660     8,673
  Asset Manager: Income                99,992     1,155     1,218
  Short Term Bond                     236,325     2,084     2,056
  Retirement Money Market           3,200,279     3,200     3,200
  U.S. Equity Index Pool               68,111     1,500     1,843
Other Mutual Funds:
  Fidelity funds:
    Blue Chip Growth                      179         7         7
    Capital Appreciation                   67         1         1
    Contrafund                          1,043        51        49
    Disciplined Equity                    104         3         3
    Dividend Growth                       994        23        23
    Emerging Markets                      876         8         8
    Fidelity Fifty                        165         3         3
    Fidelity Fund                          43         1         1
    Freedom 2020                           11
    Ginnie Mae                             48         1         1
    Growth & Income                       843        31        32
    Hong Kong & China                     699         8         8
    Investment Grade Bond                 135         1         1
    Japan Small Companies                 586         3         3
    Latin America                          88         2         2
    Low-Priced Stock                    6,067       153       153
    Mid-Cap Stock                          40         1         1
    Real Estate Investment                 40         1         1
    Retirement Government
     Money Market                      48,150        48        48
    Small-Cap Stock                       731        12        12
    Southeast Asia                        364         3         3
    Stock Selector                         24         1         1
    TechnoQuant                         2,206        27        26
    U.S. Bond Index                         1
    Utilities                             117         2         2
    Value                                 183        11        10
  Other Funds:
    Founders Growth                       133         3         2
    INVESCO Dynamics                       10
    INVESCO Small Company Growth           60         1         1
    Janus Fund                             58         2         1
    Janus Mercury                       1,053        20        17
    Janus Twenty                          193         7         6
    Janus Worldwide                     2,559       101        96
    MAS High Yield Portfolio               92         1         1
    MAS Mid Cap Growth                    823        17        15

    MAS Value Portfolio                   551        11        10
    Morgan Stanley Emerging Growth         11
    Morgan Stanley Global Equity            7
    N&B Genesis Trust                   4,832       108       107
    N&B Partners Trust                  2,800        53        49
    PBHG Emerging Growth                  210         5         5
    PBHG Growth                            56         2         1
    PIMCO Capital Appreciation            650        15        15
    PIMCO High Yield                      110         1         1
    PIMCO Mid-Cap Growth                  589        14        13
    Strong Advantage                      185         2         2
    Templeton Foreign I                   272         3         3
    Templeton World I                     277         5         5
    Warburg Capital Appreciation            7
                                               --------  --------
  Total other mutual funds                          773       749

Loans to participants - 533 loans
 with interest rates from 6.25%
 to 10.75%                                        1,895     1,895
                                               --------  --------
                                               $ 51,924  $ 58,451
                                               ========  ========

The Mead Savings Plan for Bargaining Unit Employees
Item 27d- Supplemental Schedule of Reportable Transactions -
 Series of Transactions
Year Ended December 31, 1997

(All dollar amounts in thousands)

                                Number of   Purchase     Number     Sale         Gain/
          Description           Purchases     Cost      of Sales  Proceeds      (Loss)
-------------------------------------------------------------------------------------------
Mead Common Stock Fund                207    $   3,332       133    $  1,200         $124

Magellan Fund                         246        6,894       217       2,894          333

Equity Income Fund                    232        4,449       171       1,405          191

Overseas Fund                         200        1,527       140         894           59

Asset Manager Fund                    167        2,121        95         426           52

Asset Manager: Growth Fund            216        4,257       154       1,147          143

Retirement Money Market Fund          207        4,219       204       2,739

US Equity Index Pool                  194        1,615        87         598           54

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-53421 on Form S-8 of our report dated April 3, 1998, accompanying the financial statements of The Mead Savings Plan for Bargaining Unit Employees included in the Form 10-K/A Amendment No. 2 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1997.


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