Form 10-Q
period 1998-06-28
MEAD CORP
filed 1998-08-10
CIK 64394

================================================================================



                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                              FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1998

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

  The number of Common Shares outstanding at June 28, 1998 was
103,849,073.

================================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                  QUARTERLY PERIOD ENDED JUNE 28, 1998
                  ------------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)
                                                  June 28,      Dec. 31,
                                                   1998          1997
                                                --------      --------
ASSETS

Current assets:
  Cash and cash equivalents                      $   31.2      $   29.5
  Accounts receivable                               582.7         421.4
  Inventories                                       495.2         424.4
  Other current assets                               90.4          75.9
                                                 --------      --------
          Total current assets                    1,199.5         951.2

Investments and other assets:
  Investees                                         150.0         151.1
  Other assets                                      513.3         493.5
                                                 --------      --------
                                                    663.3         644.6

Property, plant and equipment                     5,622.3       5,465.1
Less accumulated depreciation and
  amortization                                   (2,288.1)     (2,191.3)
                                                 --------      --------
                                                  3,334.2       3,273.8

Net assets of distribution segment                  294.4         282.8
                                                 --------      --------
          Total assets                           $5,491.4      $5,152.4
                                                 ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                                  $  273.8      $
  Accounts payable                                  311.9         279.2
  Accrued liabilities                               431.6         357.5
  Current maturities of long-term debt                2.3           1.8
                                                 --------      --------
          Total current liabilities               1,019.6         638.5

Long-term debt                                    1,377.4       1,428.0

Commitments and contingent liabilities

Deferred items                                      800.8         797.4

Shareowners' equity:
  Common shares                                     154.9         154.9
  Additional paid-in capital                         65.2          53.5
  Foreign currency translation adjustment           (23.3)        (20.5)
  Retained earnings                               2,096.8       2,100.6
                                                 --------      --------
                                                  2,293.6       2,288.5
                                                 --------      --------
          Total liabilities and
           shareowners' equity                   $5,491.4      $5,152.4
                                                 ========      ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All dollar amounts in millions, except per share amounts)

                                    Second Quarter Ended        First Half Ended
                                    ---------------------     ---------------------
                                     June 28,     June 29,     June 28,    June 29,
                                       1998         1997         1998        1997
                                    --------     --------     --------    --------
Net sales                           $1,050.9     $1,001.4     $1,889.9    $1,830.9
Cost of products sold                  853.4        807.7      1,514.4     1,479.4
                                    --------     --------     --------    --------
  Gross profit                         197.5        193.7        375.5       351.5
Selling and administrative expenses    101.3         94.8        197.6       193.3
                                    --------     --------     --------    --------
  Earnings from operations              96.2         98.9        177.9       158.2
Other revenues (expenses)                1.6         (2.7)         4.2
Interest and debt expense              (28.9)       (24.6)       (55.4)      (47.9)
                                    --------     --------     --------    --------
  Earnings from continuing
   operations before income taxes       68.9         71.6        126.7       110.3
Income taxes                            28.2         26.3         49.4        40.3
                                    --------     --------     --------    --------
  Earnings from continuing
   operations before equity in
   net earnings (loss) of investees     40.7         45.3         77.3        70.0
Equity in net earnings (loss)
 of investees                            (.5)         4.3         (3.5)        4.1
                                    --------     --------     --------    --------
  Earnings from continuing
   operations                           40.2         49.6         73.8        74.1
Discontinued operations                (25.0)        (1.8)       (28.0)       (6.1)
                                    --------     --------     --------    --------
  Net earnings                      $   15.2     $   47.8     $   45.8    $   68.0
                                    ========     ========     ========    ========
Per common share - basic:
  Earnings from continuing
   operations                       $    .39     $    .48     $    .71    $    .71
  Discontinued operations               (.24)        (.02)        (.27)       (.06)
                                    --------     --------     --------    --------
  Net earnings                      $    .15     $    .46     $    .44    $    .65
                                    ========     ========     ========    ========
Per common share - assuming
 dilution:
  Earnings from continuing
   operations                       $    .38     $    .47     $    .70    $    .70
  Discontinued operations               (.24)        (.02)        (.27)       (.06)
                                    --------     --------     --------    --------
  Net earnings                      $    .14     $    .45     $    .43    $    .64
                                    ========     ========     ========    ========
Cash dividends per
 common share                       $    .16     $    .15     $    .32    $    .30
                                    ========     ========     ========    ========
Weighted-average number of common
 shares outstanding (millions)
 - basic                               103.9        104.4        103.9       104.4
                                    ========     ========     ========    ========
Weighted-average number of common
 shares outstanding (millions)
 - assuming dilution                   105.8        106.1        105.8       106.1
                                    ========     ========     ========    ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
 (All dollar amounts in millions)

                                                     First Half Ended
                                                   --------------------
                                                   June 28,     June 29,
                                                     1998         1997
                                                   -------      -------
Cash flows from operating activities:
  Net earnings                                      $ 45.8       $ 68.0
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and depletion of property, plant
     and equipment                                   125.7        118.6
    Depreciation and amortization of other assets     20.9         22.0
    Deferred income taxes                             (6.5)        15.2
    Investees-earnings and dividends                   4.4         (1.7)
    Discontinued operations                           28.0          6.1
    Other                                             14.4         (9.9)
    Change in current assets and liabilities:
      Accounts receivable                           (160.0)      (173.0)
      Inventories                                    (67.7)       (16.2)
      Other current assets                           (12.7)        (4.2)
      Accounts payable and accrued liabilities        90.1         30.6
    Cash (used in) discontinued operations           (22.8)       (25.3)
                                                    ------       ------
      Net cash provided by operating activities       59.6         30.2
                                                    ------       ------

Cash flows from investing activities:
  Capital expenditures                              (192.1)      (184.2)
  Additions to equipment rented to others            (14.8)       (18.4)
  Payment for acquired business                      (13.6)
  Other                                              (21.8)       (11.8)
                                                    ------       ------
      Net cash (used in) investing activities       (242.3)      (214.4)
                                                    ------       ------

Cash flows from financing activities:
  Additional borrowings                              140.5        564.2
  Payments on borrowings                            (191.9)      (532.6)
  Notes payable                                      273.8        173.8
  Cash dividends paid                                (33.3)       (31.3)
  Common shares issued                                12.7         21.7
  Common shares purchased                            (17.4)       (16.4)
                                                    ------       ------
      Net cash provided by financing activities      184.4        179.4
                                                    ------       ------

Increase (decrease) in cash and cash equivalents       1.7         (4.8)
Cash and cash equivalents at beginning of year        29.5         20.6
                                                    ------       ------
Cash and cash equivalents at end of half            $ 31.2       $ 15.8
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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         June 28,    Dec. 31,
                                           1998        1997
                                         -------     -------
Finished and semi-finished products       $325.9      $242.4
Raw materials                               95.7        99.3
Stores and supplies                         73.6        82.7
                                          ------      ------
                                          $495.2      $424.4
                                          ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                   Second Quarter Ended           First Half Ended
                   --------------------        ----------------------
                   June 28,     June 29,       June 28,       June 29,
                     1998         1997           1998           1997
                   -------      -------        -------        -------
Revenues            $181.4       $193.0         $357.8         $372.3
                    ======       ======         ======         ======
Gross profit        $ 11.1       $ 21.4         $ 12.7         $ 33.1
                    ======       ======         ======         ======
Net earnings        $  4.3       $ 11.0         $  1.8         $ 13.0
                    ======       ======         ======         ======

E - SHAREOWNERS' EQUITY

During the second quarter of 1998, the company repurchased approximately 252,000 common shares on the open market. The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 6.6 million shares have been repurchased as of the end of the first half of 1998.

F - COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The company's difference between net earnings and comprehensive income relates to the changes in foreign currency translation adjustment. Comprehensive income for the second quarters ended June 28, 1998 and June 29, 1997, was $16.4 million and $45.9 million, respectively, and for the first halves ended June 28, 1998 and June 29, 1997, comprehensive income was $43.0 million and $59.8 million, respectively.

G - ADDITIONAL INFORMATION ON CASH FLOWS

                               First Half Ended
                              -------------------
                              June 28,    June 29,
                                1998        1997
                              -------     -------
Cash paid for:
  Interest                     $ 56.7      $ 31.7
                               ======      ======
  Income taxes                 $ 20.0      $ 18.1
                               ======      ======

H - DISCONTINUED OPERATIONS

On June 9, 1998, the Board of Directors approved a plan to discontinue Zellerbach, the company's distribution segment. The company subsequently announced that it had reached an agreement to sell the Zellerbach business to International Paper Company. The sale closed July 31, 1998, and the company recorded a pre-tax charge of $49.3 million in the second quarter for the estimated loss on disposal and operating losses. At June 28, 1998, the discontinued operation had assets of $401.4 million and liabilities of $107.0 million. Loss from operations from January 1, 1998, through June 9, 1998, totaled $6.0 million ($3.0 million applicable to the first quarter), net of income tax benefits of $3.1 million ($1.5 million applicable to the first quarter). Estimated losses related to the sale of the segment totaled $22.0 million, net of income tax benefits of $22.7 million. Included in the loss on the sale of the segment are anticipated operating losses from June 10, 1998, through July 31, 1998, of $3.2 million, net of taxes.

I - SEGMENT INFORMATION

Effective March 30, 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

INDUSTRY SEGMENTS

The company classifies its businesses into three industry segments. A comparison of the operations of the company's businesses based on sales, earnings from continuing operations before income taxes and identifiable assets is shown below. All prior periods have been restated to reflect the discontinued segment (Note H). The Paper operations manufacture and sell printing, writing, carbonless copy, publishing and specialty paper primarily to domestic publishers, printers and converters. The Packaging and Paperboard operations manufacture and sell beverage and food packaging materials, corrugated shipping containers and paperboard to those markets primarily located in the United States with other operations conducted in Europe, Canada, Latin America and the Pacific Rim. The School and Office Products operations are predominantly domestic and manufacture and distribute school and office paper related products to retailers.

                             Year Ended  Second Quarter Ended    First Half Ended
                             ----------  --------------------   ------------------
                               Dec. 31,  June 28,    June 29,   June 28,  June 29,
                                1997       1998        1997       1998      1997
                              --------   --------    --------   --------  --------
Sales:
  Paper                       $1,797.8   $  445.2    $  430.4   $  879.1  $  872.8
  Packaging and Paperboard     1,431.8      408.5       378.2      751.4     693.7
  School and Office Products     516.2      197.2       192.8      259.4     264.4
                              --------   --------    --------   --------  --------
Total                         $3,745.8   $1,050.9    $1,001.4   $1,889.9  $1,830.9
                              ========   ========    ========   ========  ========

Earnings from Continuing
 Operations Before Income Taxes:
  Paper                       $  195.6   $   47.0    $   44.8   $  106.7  $   86.9
  Packaging and Paperboard       129.6       37.8        30.1       67.2      51.6
  School and Office Products      57.3       31.6        34.5       38.3      43.8
  Corporate and Other  (1)      (140.5)     (47.5)      (37.8)    (85.5)     (72.0)
                              --------   --------    --------   --------  --------
  Total                       $  242.0   $   68.9    $   71.6   $  126.7  $  110.3
                              ========   ========    ========   ========  ========

(1) Corporate and Other includes the following:

  Other Revenues (expense)    $   13.0   $    1.5    $    (.2)  $    4.5  $    3.2
  Interest Expense               (98.2)     (28.9)      (24.6)    (55.4)      (47.9)
  Other Expenses                 (55.3)     (20.1)      (13.0)    (34.6)      (27.3)
                              --------   --------    --------   --------  --------
                              $ (140.5)  $  (47.5)   $  (37.8)  $ (85.5)  $  (72.0)
                              ========   ========    ========   ========  ========
                                      As of and for the Year Ended December 31, 1997

                                                       Depreciation,
                                       Identifiable    Depletion and    Capital
                                        Assets (2)     Amortization     Expenditures
                                      ------------    -------------      ------------
  Paper                                  $2,135.5         $111.2         $110.5
  Packaging and Paperboard                1,941.3          149.1          293.8
  School and Office Products                191.3            8.2           11.6
  Intersegment Elimination                  (22.6)
  Corporate and Other                       906.9           14.0           21.4
                                         --------      ---------        --------
  Total                                  $5,152.4         $282.5         $437.3
                                         ========      =========        ========

(2) Identifiable assets have not changed significantly at June 28, 1998, compared to December 31, 1997.

GEOGRAPHIC AREAS

The company has sales from foreign subsidiaries primarily in Europe, Canada, Latin America and the Pacific Rim. No individual foreign geographic area is significant to the company relative to total net sales, earnings from continuing operations before taxes or identifiable assets.

The following represent net sales and total assets related to the company's foreign subsidiaries:

                        Year Ended
                    December 31, 1997     December 31, 1997

                        Net Sales               Assets
                        ---------             ---------
  Europe                $   309.1             $   226.9
  Canada                    132.3                  55.0
  Pacific Rim                52.7                  48.4
  Latin America              40.5                  35.5
                        ---------             ---------
                        $   534.6             $   365.8
                        =========             =========

J - SPECIAL CHARGES

During the second quarter of 1998, the company recorded pre-tax charges of $31.5 million related to the writedown of certain assets including stores and supplies inventory and other capital assets.

K - ACCOUNTING PRONOUNCEMENT

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The company has not determined the impact of adopting this statement. This statement is effective for fiscal years beginning after June 15, 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------
RESULTS OF OPERATIONS
---------------------
On June 18, 1998 Mead signed a definitive agreement to sell its distribution segment, Zellerbach, for $263 million in cash, subject to adjustment related to changes in working capital. The sale was completed on July 31, 1998. The financial statements of The Mead Corporation reflect Zellerbach as a discontinued operation. Mead recorded a charge in the second quarter related to the sale of Zellerbach and the write down of certain assets. The total pre-tax charge of $80.8 million included $49.3 million in charges related to the sale of Zellerbach and $31.5 million related to the write down of certain assets. The after-tax charge related to the sale of Zellerbach is included in discontinued operations. The charges related to the write down of certain assets reduced earnings in each of Mead's three remaining business segments.

Net Sales
---------
Second quarter net sales were $1.05 billion, a 5% increase over the $1.0 billion in the second quarter of 1997. Selling prices were higher in the second quarter of 1998 for many of the company's products, primarily corrugating medium, and coated and uncoated paper, compared with the second quarter of 1997. During the quarter, sales volume of coated paper, carbonless paper and corrugating medium was lower compared with the second quarter of 1997. Sales of school and office products were slightly higher for the second quarter of 1998.

Operating Costs and Expenses
----------------------------
Gross profit as a percentage of sales decreased to 18.8% for the second quarter of 1998 from 19.3% in the second quarter of 1997. Selling and administrative expenses totaled $101.3 million, up from $94.8 million in the second quarter of 1997. The levels of both gross profit and selling and administrative expenses were negatively affected by the write down taken in the quarter.

Interest and Debt Expense
-------------------------
Interest and debt expense in the second quarter of $28.9 million increased from $24.6 million in the second quarter of 1997. The increase is attributable to higher debt levels associated with the expansion project at the Stevenson, Alabama, paperboard mill and higher levels of working capital.

Income Taxes
------------
The effective tax rate was 40.9% for the second quarter of 1998 compared with 36.7% for the second quarter of 1997. Without the effect of a non-deductible portion of the asset write down, the tax rate would have been unchanged from the second quarter of 1997.

Equity in Net Earnings (Loss) of Investees
------------------------------------------
Mead's investees experienced a loss of $.5 million in the second quarter of 1998 compared with earnings of $4.3 million in the second quarter of 1997, primarily as a result of lower prices for lumber, lower prices and sales volume for plywood and lower sales volume of pulp at its 50%-owned Northwood companies. The decline was partially offset by higher prices for pulp and oriented structural board. During the quarter, Northwood announced the permanent closing of a sawmill in Prince George, British Columbia, with an annual capacity of 46 million board feet. It also announced a lumber production curtailment of approximately 130 million board feet or 25 percent of second-half 1998 production at the remainder of its sawmills.

Discontinued Operations
-----------------------
The loss from discontinued operations of $25.0 million represents the after-tax charge related to the sale of the Zellerbach distribution segment, including operating losses through the sale date of July 31, 1998.

Financial Data by Business
--------------------------

Paper segment

                                   Second Quarter                First Half
                              ------------------------      -----------------------
                              1998    1997    % Change      1998    1997  % Change
                              ----    ----    --------      ----    ----  --------
(All dollar amounts in millions)
Net sales (to unaffiliated
    customers and Zellerbach) $445.2  $430.4     3%         $879.1  $872.8    1%

Segment earnings before
    taxes                       47.0    44.8     5%          106.7   86.9    23%

Sales and earnings in the segment increased over the second quarter of 1997 as a result of higher prices and improved productivity. Earnings of $47.0 million included $12.1 million in charges related to the write down of certain assets. Prices for coated freesheet and coated groundwood grades were higher than those of the prior year, though sales volume of these grades declined. Sales volume also declined for carbonless paper. Sales volumes for uncoated and specialty papers increased, and prices were stable. Order backlogs for coated paper declined during the quarter, and inventories for coated and uncoated papers were higher at the end of the quarter than at the end of the second quarter in 1997. Productivity performance improved at the company's three coated paper mills with increased output and improvements in costs.

Packaging and Paperboard segment

                                   Second Quarter                First Half
                              ------------------------      -----------------------
                              1998    1997    % Change      1998    1997  % Change
                              ----    ----    --------      ----    ----  --------
(All dollar amounts in millions)
Net sales (to unaffiliated
    customers)                $408.5  $378.2      8%        $751.4  $693.7    8%

Segment earnings before
    taxes                       37.8    30.1     26%          67.2   51.6    30%

Sales and earnings in the segment increased from the second quarter of 1997 on higher prices, slightly higher sales volume and improved operating performance. Earnings of $37.8 million included $18.1 million in charges related to the write down of certain assets. Within the Containerboard division, prices for both corrugating medium and boxes increased compared with the second quarter of 1997. Sales volume of medium declined slightly during the quarter, while sales volume for boxes improved. The #2 paperboard machine at the Stevenson, Alabama, corrugating medium mill took 17 days of scheduled downtime to facilitate completion of its expansion project. The machine startup was on schedule. However, the startup of the chemical recovery system was slower than expected resulting in increased operating costs.

Within the Coated Board System, shipments of coated paperboard from the Mahrt mill in Alabama to Mead's integrated beverage packaging operations and to the open market increased compared with the second quarter of 1997. Pricing of paperboard sold in the open market was stable. Beverage packaging markets were strong, especially in North America and Europe. The Mahrt mill improved its cost position and production volume during the quarter. Also in the second quarter the operating performance of the Packaging division's converting facilities improved over the second quarter of 1997.

School and Office Products segment

                                   Second Quarter                First Half
                              ------------------------      ---------------------------
                              1998    1997    % Change      1998      1997  % Change
                              ----    ----    --------      ----      ----     --------
(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                $197.2  $192.8       2%       $259.4    $264.4    (2)%

Segment earnings before
    taxes                       31.6    34.5     (8)%         38.3     43.8    (13)%

Sales for the division increased slightly over the second quarter of 1997, while earnings declined. Earnings of $31.6 million included $.6 million in charges related to the write down of certain assets. Sales revenue from school products was higher than the previous year, while sales revenue from office products was lower. Order receipts and order backlogs for the "back-to-school" retail buying season were below the same period a year ago, and inventory levels at the end of the second quarter were higher than that of the prior year. The division's converting facilities operated well during the quarter, and delivery performance improved over the same quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital on June 28, 1998 was $179.9 million compared to $312.7 million on December 31, 1997. The current ratio of 1.2 at the end of the second quarter was lower than the 1.5 at December 31, 1997. Consistent with Mead's highly seasonal School and Office products business, inventories and receivables increased during the first half. During the quarter, inventories of coated and uncoated paper also increased and ended the quarter higher than at the end of the second quarter of 1997. This growth was funded by short-term borrowings and increases in payables and accruals.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowners' equity) was 37.5% on June 28, 1998, and was 38.4% on December 31, 1997. On June 28, 1998, no short-term debt was classified as long term.

Capital expenditures totaled $192.1 million for the first half of 1998 compared with $184.2 million in the first half of 1997. The major project in both time periods was the expansion at the Stevenson corrugating medium mill, which was completed during the second quarter of 1998.

Under a Board of Directors authorization, Mead repurchased 252,000 shares of its common stock in the second quarter of 1998. By June 28, 1998, the 10 million-share repurchase was 66% completed.

At the end of the first quarter, Mead paid a fixed rate or capped rate on 65% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a $.03 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $80.3 million more than the book value at the end of the second quarter of 1998.

OUTLOOK
-------
In June, the company announced several initiatives to sharpen its focus on its core businesses of coated and specialty papers, packaging and paperboard, and school & office products. These actions include the planned sale of Mead Ink Products; a hardwood sawmill and surrounding timberland in South Range, Michigan; and selected real estate and undeveloped mill sites. The company said it would also combine its coated paper divisions, including the Escanaba, Rumford and Chillicothe mills, to provide more effectively to the marketplace a broad line of quality products and services while better leveraging the skills and capabilities of the organizations. The company said it will continue to identify strategic alliances such as the new arrangement with Shinho Paper Manufacturing Company of Korea which will expand Mead's coated paper product line and optimize manufacturing capabilities. In addition to the reduction of 2,100 Zellerbach employees resulting from the sale of that business, the company expects to reduce its salaried employee base in the short term by 5%. That reduction is expected to result in a charge of as much as $10 million in the third quarter. Mead announced plans to reduce capital spending to about $300 million in 1999 and 2000, excluding major acquisitions, from the $400 - $450 level in 1998. The company also announced that it would implement enterprise resource planning software across the company to achieve meaningful cost reductions and enhanced operating efficiencies. As a result of this implementation, the company expects a further reduction in employees over the next several years for which the company expects to take charges in future quarters.

Certain statements in this report are forward-looking statements. These statements include risks and uncertainties. Actual results may differ. Certain factors that could cause actual results to differ include changes in market prices for real estate and timber, the final scope of restructuring and consolidation plans, the receipt of regulatory approvals to dispositions, timely and cost effective software implementation, as well as factors described in the company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------
No material changes occurred to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                       PART II - OTHER INFORMATION
                       ---------------------------
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ----------------------------------------------------
      (a)   The Annual Meeting of Shareholders of Mead was held on April
            23, 1998.

      (b) Proxies were solicited for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees listed in the proxy statement, and John C. Bogle, John G. Breen, William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Charles S. Mechem, Jr., Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson were elected.

      (c)   The results of the election of directors are as follows:

                             Number of Votes
                             ---------------
      Nominee                    For          Withheld
      -------                    ---          --------
      John C. Bogle           92,316,101         488,532
      John G. Breen           92,322,597         482,035
      William E. Hoglund      92,296,958         507,675
      James G. Kaiser         92,307,587         497,045
      Robert J. Kohlhepp      92,340,642         463,990
      John A. Krol            84,871,800       7,932,832
      Susan J. Kropf          92,329,676         474,956
      Charles S. Mechem, Jr.  92,297,448         507,184
      Lee J. Styslinger, Jr.  92,332,829         471,803
      Jerome F. Tatar         92,339,785         464,847
      J. Lawrence Wilson      92,333,654         470,978

      Nominee                 Abstentions       Broker Non-Votes
      -------                 -----------       ----------------
      John C. Bogle            50,500                -0-
      John G. Breen            50,500                -0-
      William E. Hoglund       50,500                -0-
      James G. Kaiser          50,500                -0-
      Robert J. Kohlhepp       50,500                -0-
      John A. Krol             50,500                -0-
      Susan J. Kropf           50,500                -0-
      Charles S. Mechem, Jr.   50,500                -0-
      Lee J. Styslinger, Jr.   50,500                -0-
      Jerome F. Tatar          50,500                -0-
      J. Lawrence Wilson       50,500                -0-

ITEM 5.     OTHER INFORMATION
            -----------------
Consistent with the recommendation of the Securities and Exchange Commission that the notice deadline date referenced in new Exchange Act Rule 14a-4 be disclosed on the company's next 10-Q, Mead states the notice deadline date is January 31, 1999 for the 1999 annual meeting. Notice must be received by Mead at Courthouse Plaza Northeast, Dayton, Ohio 45463
Attention: Thomas E. Palmer, Secretary.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (4) Instruments defining the rights of security holders, including indentures.

                  (1) Amendment No. 6 dated April 10, 1998 to the Credit Agreement dated November 15, 1989, as amended November 30, 1991, May 1, 1994, August 31, 1995, August 31, 1996 and October 31, 1997
                        among The Mead Corporation, and The First
                        National Bank of Chicago and Morgan Guaranty
                        Trust Company of New York as Co-Agents for the banks.

            (27.1)      Financial Data Schedule Quarter 2, 1998

            (27.2) Restated Financial Data Schedule Quarter 1, 1998 and Fiscal Year end 1997.

            (27.3) Restated Financial Data Schedule Quarters 1, 2, 3 and 4 of 1996 and Fiscal Year end 1995.

            (27.4)      Restated Financial Data Schedule Quarter 1, 2 and 3 of
                        1997.

      (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 1998.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1998


THE MEAD CORPORATION
--------------------
   (Registrant)



By:  G. T. GESWEIN
    __________________________________
    G. T. Geswein
    Vice President, Controller and
    Chief Accounting Officer