Form 10-Q
period 1998-09-27
MEAD CORP
filed 1998-11-09
CIK 64394

================================================================================



                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 27, 1998


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

  The number of Common Shares outstanding at September 27, 1998 was
102,746,479.

================================================================================

           THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
           --------------------------------------------------
                QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998
                -----------------------------------------
                     PART I - FINANCIAL INFORMATION
                     ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)

                                                 Sept. 27,      Dec. 31,
                                                   1998          1997
                                                 --------      --------
ASSETS

Current assets:
  Cash and cash equivalents                      $   38.2      $   29.5
  Accounts receivable                               520.3         421.4
  Inventories                                       454.4         424.4
  Other current assets                               94.0          75.9
                                                 --------      --------
          Total current assets                    1,106.9         951.2

Investments and other assets:
  Investees                                         131.7         151.1
  Other assets                                      509.0         493.5
                                                 --------      --------
                                                    640.7         644.6

Property, plant and equipment                     5,680.2       5,465.1
Less accumulated depreciation and
  amortization                                   (2,325.9)     (2,191.3)
                                                 --------      --------
                                                  3,354.3       3,273.8

Net assets of distribution segment                   15.5         282.8
                                                 --------      --------
          Total assets                           $5,117.4      $5,152.4
                                                 ========      ========
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                               $  238.8         279.2
  Accrued liabilities                               399.5         357.5
  Current maturities of long-term debt                6.7           1.8
                                                 --------      --------
          Total current liabilities                 645.0         638.5

Long-term debt                                    1,364.8       1,428.0

Commitments and contingent liabilities

Deferred items                                      844.9         797.4

Shareowners' equity:
  Common shares                                     153.2         154.9
  Additional paid-in capital                         65.1          53.5
  Foreign currency translation adjustment           (39.6)        (20.5)
  Retained earnings                               2,084.0       2,100.6
                                                 --------      --------
                                                  2,262.7       2,288.5
                                                 --------      --------
          Total liabilities and
           shareowners' equity                   $5,117.4      $5,152.4
                                                 ========      ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
(All dollar amounts in millions, except per share amounts)

                                    Third Quarter Ended       Three Quarters Ended
                                    ---------------------     ---------------------
                                    Sept. 27,    Sept. 28,    Sept. 27,   Sept. 28,
                                       1998         1997         1998        1997
                                    --------     --------     --------    --------
Net sales                           $1,009.3     $1,031.4     $2,899.2    $2,862.3
Cost of products sold                  811.7        829.8      2,326.1     2,309.2
                                    --------     --------     --------    --------
  Gross profit                         197.6        201.6        573.1       553.1

Selling and administrative expenses    120.9        100.2        318.5       293.5
                                    --------     --------     --------    --------
  Earnings from operations              76.7        101.4        254.6       259.6
Other revenues (expenses)               (0.5)         2.9          3.7         2.9
Interest and debt expense              (27.1)       (26.0)      (82.5)       (73.9)
                                    --------     --------     --------    --------
  Earnings from continuing
   operations before income taxes       49.1         78.3        175.8       188.6

Income taxes                            16.5         28.3         65.9        68.6
                                    --------     --------     --------    --------
  Earnings from continuing
   operations before equity in
   net earnings (loss) of investees     32.6         50.0        109.9       120.0
Equity in net earnings (loss)
 of investees                            2.8          4.8          (.7)        8.9
                                    --------     --------     --------    --------
  Earnings from continuing
   operations                           35.4         54.8        109.2       128.9
Discontinued operations                              (4.5)       (28.0)      (10.6)
                                    --------     --------     --------    --------
  Net earnings                      $   35.4     $   50.3     $   81.2    $  118.3
                                    ========     ========     ========    ========
Per common share - basic:
  Earnings from continuing
   operations                       $    .34     $    .52     $   1.05    $   1.23
  Discontinued operations                            (.04)        (.27)       (.10)
                                    --------     --------     --------    --------
  Net earnings                      $    .34     $    .48     $    .78    $   1.13
                                    ========     ========     ========    ========
Per common share - assuming
 dilution:
  Earnings from continuing
   operations                       $    .34     $    .51     $   1.04    $   1.21
  Discontinued operations                            (.04)        (.27)       (.10)
                                    --------     --------     --------    --------
  Net earnings                      $    .34     $    .47     $    .77    $   1.11
                                    ========     ========     ========    ========
Cash dividends per
 common share                       $    .16     $    .15     $    .48    $    .45
                                    ========     ========     ========    ========
Weighted-average number of common
 shares outstanding (millions)
 - basic                               103.3        104.9        103.7       104.6
                                    ========     ========     ========    ========
Weighted-average number of common
 shares outstanding (millions)
 - assuming dilution                   104.5        107.2        105.4       106.5
                                    ========     ========     ========    ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
 (All dollar amounts in millions)

                                                   Three Quarters Ended
                                                   --------------------
                                                  Sept. 27,    Sept. 28,
                                                     1998         1997
                                                   -------      -------
Cash flows from operating activities:
  Net earnings                                      $ 81.2       $118.3
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and depletion of property, plant
     and equipment                                   192.0        177.1
    Depreciation and amortization of other assets     32.1         32.5
    Deferred income taxes                             28.4         24.3
    Investees-earnings and dividends                   9.5         (4.4)
    Discontinued operations                           28.0         10.6
    Other                                              9.2        (15.4)
    Change in current assets and liabilities:
      Accounts receivable                            (97.6)       (90.6)
      Inventories                                    (26.9)        49.5
      Other current assets                            (4.2)         4.4
      Accounts payable and accrued liabilities       (15.1)       (19.6)
    Cash (used in) discontinued operations            (7.8)       (46.9)
                                                    ------       ------
      Net cash provided by operating activities      228.8        239.8
                                                    ------       ------

Cash flows from investing activities:
  Capital expenditures                              (277.1)      (294.7)
  Additions to equipment rented to others            (23.7)       (24.8)
  Payment for acquired business                      (13.6)
  Proceeds from sale of business                     262.5
  Other                                              (20.2)       (14.3)
                                                    ------       ------
      Net cash (used in) investing activities        (72.1)      (333.8)
                                                    ------       ------

Cash flows from financing activities:
  Additional borrowings                              140.5        564.2
  Payments on borrowings                            (200.6)      (537.9)
  Notes payable                                                   114.2
  Cash dividends paid                                (49.8)       (47.1)
  Common shares issued                                13.4         41.9
  Common shares purchased                            (51.5)       (41.5)
                                                    ------       ------
      Net cash (used in) provided by financing      (148.0)        93.8
       activities                                   ------       ------

Increase (decrease) in cash and cash equivalents       8.7         (0.2)
Cash and cash equivalents at beginning of year        29.5         20.6
                                                    ------       ------
Cash and cash equivalents at end of third quarter   $ 38.2       $ 20.4
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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                        Sept. 27,    Dec. 31,
                                           1998        1997
                                         -------     -------
Finished and semi-finished products       $286.6      $242.4
Raw materials                               92.9        99.3
Stores and supplies                         74.9        82.7
                                          ------      ------
                                          $454.4      $424.4
                                          ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                   Third Quarter Ended          Three Quarters Ended
                   --------------------        ----------------------
                  Sept. 27,    Sept. 28,      Sept. 27,      Sept. 28,
                     1998         1997           1998           1997
                   -------      -------        -------        -------
Revenues            $172.1       $173.4         $529.9         $545.7
                    ======       ======         ======         ======
Gross profit        $ 12.2       $ 27.0         $ 24.9         $ 65.1
                    ======       ======         ======         ======
Net earnings        $ 13.5       $ 11.8         $ 15.3         $ 24.8
                    ======       ======         ======         ======

E - SHAREOWNERS' EQUITY

During the third quarter of 1998, the company repurchased approximately 1,135,000 common shares on the open market. The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which almost 7.8 million shares have been repurchased as of the end of the third quarter of 1998.

F - COMPREHENSIVE INCOME

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."
The company's difference between net earnings and comprehensive income relates to the changes in foreign currency translation adjustment. Comprehensive income for the third quarters ended September 27, 1998 and September 28, 1997, was $19.1 million and $45.1 million, respectively, and for the three quarters ended September 27, 1998 and September 28, 1997, comprehensive income was $62.1 million and $104.9 million, respectively.

G - ADDITIONAL INFORMATION ON CASH FLOWS

                              Three Quarters Ended
                              -------------------
                             Sept. 27,   Sept. 28,
                                1998        1997
                              -------     -------
Cash paid for:
  Interest                     $108.5     $  81.2
                               ======      ======
  Income taxes                 $ 25.7      $ 13.4
                               ======      ======

H - DISCONTINUED OPERATIONS

On June 9, 1998, the Board of Directors approved a plan to discontinue Zellerbach, the company's distribution segment. The company closed on the sale of the Zellerbach business to International Paper Company on July 31, 1998. The company expects to sell the distribution segment's remaining real estate of $15.5 million in the near term. Loss from operations from January 1, 1998, through June 9, 1998, totaled $6.0 million, net of income tax benefits of $3.1 million. Losses related to the sale of the segment totaled $22.0 million, net of income tax benefits of $22.7 million. Included in the loss on sale of the segment are operating losses from June 10, 1998, through July 31, 1998, of $3.2 million, net of taxes.

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

                             Year Ended   Third Quarter Ended   Three Quarters Ended
                             ----------  --------------------   ------------------
                               Dec. 31,  Sept. 27,   Sept. 28,  Sept. 27,  Sept. 28,
                                1997       1998        1997       1998      1997
                              --------   --------    --------   --------  --------
Sales:
  Paper                       $1,797.8   $  451.5    $  472.3   $1,330.6 $ 1,345.1
  Packaging and Paperboard     1,431.8      388.0       369.4    1,139.4   1,063.1
  School and Office Products     516.2      169.8       189.7      429.2     454.1
                              --------   --------    --------   --------  --------
Total                         $3,745.8   $1,009.3    $1,031.4   $2,899.2  $2,862.3
                              ========   ========    ========   ========  ========

Earnings from Continuing
 Operations Before Income Taxes:
  Paper                       $  195.6   $   45.7    $   55.0   $  152.4  $  141.9
  Packaging and Paperboard       129.6       39.6        42.5      106.8      94.1
  School and Office Products      57.3        9.0        15.3       47.3      59.1
  Corporate and Other  (1)      (140.5)     (45.2)      (34.5)   (130.7)    (106.5)
                              --------   --------    --------   --------  --------
  Total                       $  242.0   $   49.1    $   78.3   $  175.8  $  188.6
                              ========   ========    ========   ========  ========

(1) Corporate and Other includes the following:

  Other Revenues              $   13.0   $    0.6    $    3.4   $    5.1  $   6.6
  Interest Expense               (98.2)     (27.1)      (26.0)     (82.5)    (73.9)
  Other Expenses                 (55.3)     (18.7)      (11.9)     (53.3)    (39.2)
                              --------   --------    --------   --------   --------
                              $ (140.5)  $  (45.2)   $  (34.5)  $(130.7)  $(106.5)
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
                                         ========      =========        ========

(2) Identifiable assets have not changed significantly at September 27, 1998, compared to December 31, 1997.

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

The following represent net sales and total assets related to the company's foreign subsidiaries:

                        Year Ended
                    December 31, 1997     December 31, 1997
                                             Identifiable
                        Net Sales             Assets (3)
                        ---------             ---------
  Europe                $   309.1             $   226.9
  Canada                    132.3                  55.0
  Pacific Rim                52.7                  48.4
  Latin America              40.5                  35.5
                        ---------             ---------
                        $   534.6             $   365.8
                        =========             =========

(3) Identifiable assets have not changed significantly at September 27, 1998, compared to December 31, 1997.

J - SPECIAL CHARGES

During the second quarter of 1998, the company recorded pre-tax charges of $31.5 million related to the writedown of certain assets including stores and supplies inventory and other capital assets.

During the third quarter, the company recorded pre-tax charges of $22.0 million related to workforce reductions and other costs to improve organizational performance.

K - ACCOUNTING PRONOUNCEMENT

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. Adoption of this statement is not expected to be material. This statement is effective for fiscal years beginning after June 15, 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------
RESULTS OF OPERATIONS
---------------------
During the quarter Mead recorded a pre-tax charge of $22 million or $.13 per share for costs associated with previously announced workforce reductions, severance and other costs related to upgrading performance. The charges taken during the quarter reduced earnings in each of Mead's three business segments. Also, during the third quarter, Mead completed the sale of Zellerbach, a distribution business.

Net Sales
---------
Third quarter net sales were $1.01 billion, a decrease of 2% from the $1.03 billion in the third quarter of 1997. Sales for both years exclude the discontinued Zellerbach operation. In the third quarter of 1998, sales were lower in coated paper, uncoated paper, and school and office products compared with the third quarter of 1997, while sales increased in packaging and corrugating medium over the prior year period.

Operating Costs and Expenses
----------------------------
Gross profit as a percentage of sales increased to 19.6% for the third quarter of 1998 from 19.5% in the third quarter of 1997. Selling and administrative expenses of $121 million increased from $100 million in 1997. The increase was primarily the result of the workforce reduction program.

Interest and Debt Expense
-------------------------
Interest and debt expense in the third quarter of $27.1 million increased from $26 million in the third quarter of 1997 as a result of increased debt levels. Interest expense was down $2 million from the second quarter of 1998 as a result of a reduction in short term debt during the third quarter.

Income Taxes
------------
The effective tax rate was 33.6% in the third quarter of 1998 compared with 36.1% in the third quarter of 1997. For the first three quarters, the effective tax rate was 37.5% in 1998 and 36.4% in 1997.

Equity in Net Earnings (Loss) of Investees
------------------------------------------
Mead's investees earned $2.8 million in the third quarter of 1998 compared with earnings of $4.8 million in the third quarter of 1997, primarily as a result of lower prices for lumber, plywood and pulp at its 50%-owned Northwood companies. The decline was partially offset by higher shipments of pulp and higher prices for oriented structural board. Northwood's sawmills curtailed production about 10% during the quarter because of weak overseas demand.

Discontinued Operations
-----------------------
The loss from discontinued operations in the third quarter of 1997 represents the after-tax operating loss of the Zellerbach distribution business, which was sold in the third quarter of 1998.

Financial Data by Business
--------------------------
Paper segment

                                   Third Quarter                 Three Quarters
                              ------------------------      ---------------------------
                              1998    1997    % Change      1998    1997     % Change
                              ----    ----    --------      ----    ----      --------
(All dollar amounts in millions)
Net sales (to unaffiliated
  customers and Zellerbach)   $451.5  $472.3     (4)%       $1,330.6 $1,345.1    (1)%

Segment earnings before
  taxes                         45.7    55.0    (17)%          152.4    141.9    (7)%

Sales and earnings in the paper segment declined from the third quarter of 1997. Earnings of $45.7 million included $9.9 million in charges related to workforce reductions and costs for upgrading organizational performance. In the quarter, shipments of coated and uncoated paper declined from the third quarter of 1997. Prices for coated and uncoated paper declined during the quarter to end the quarter near prior-year levels. Sales volume of carbonless paper during the third quarter was essentially unchanged from the third quarter of 1997, although year- to-date sales of carbonless paper were down slightly from the levels of the first three quarters of 1997. Order backlogs for coated paper remained at low levels, and inventories remained above prior-year levels.
Productivity improved at the company's three coated paper mills and at the specialty paper mill in South Lee, Massachusetts.

During the quarter, the scheduled shutdown of a paper machine at the Rumford, Maine, mill was extended to 30 days, and operations of two other coated paper machines were curtailed for nine days to bring inventories more in line with current business conditions. During the fourth quarter, the company's Rumford, Maine, and Escanaba, Michigan, paper mills expect to take the equivalent of 30,000 tons of market-related downtime on several machines. Future operating schedules will be evaluated to determine if additional downtime will be necessary to balance inventory levels.

Packaging and Paperboard segment

                                   Third Quarter                 Three Quarters
                              ------------------------      -----------------------
                              1998    1997    % Change      1998    1997     % Change
                              ----    ----    --------      ----    ----      --------
(All dollar amounts in millions)
Net sales (to unaffiliated
    customers)                $388.0  $369.4    5%        $1,139.4  $1,063.1     7%

Segment earnings before
    taxes                       39.6    42.5   (7)%          152.4     141.9    13%

Sales for the segment improved over the third quarter of 1997 on higher sales volumes of containerboard and packaging. Earnings of $39.6 million included $7.1 million in charges related to workforce reductions and costs for upgrading organizational performance. In the third quarter, shipments of corrugating medium from the recently expanded Stevenson, Alabama, mill increased 14% over the third quarter of 1997. Shipments of boxes in the third quarter were below the third quarter of 1997. Prices for medium declined during the third quarter and ended the quarter slightly above prior year levels.

Open market sales of coated paperboard decreased slightly compared to the third quarter of 1998, although pricing of paperboard sold into the open market was stable. Demand for Mead's multiple beverage packaging improved in North America and Europe compared with the third quarter of 1997. The Mahrt mill improved its cost position and increased production volume compared with the third quarter of 1997. Operating performance improved at the Packaging division's converting facilities compared to the third quarter of 1997.

Distribution and School and Office Products segment

                                   Third Quarter                 Three Quarters
                              ------------------------      ----------------------------
                              1998    1997    % Change      1998      1997  % Change
                              ----    ----    --------      ----      ----   --------
(All dollar amounts in millions)
Net sales (to unaffiliated
    customers)                $169.8  $189.7  (10)%         $429.2    $454.1     (5)%

Segment earnings before
    taxes                        9.0    15.3  (41)%           47.3      59.1    (20)%

Sales and earnings declined for the segment from the third quarter of 1997. Earnings of $9.0 million included $4.1 million in charges for workforce reductions costs related to upgrading organizational performance. The decline in sales and earnings reflected a generally weaker back-to-school buying season in which retailers placed fewer orders and tightly managed inventory levels. Order receipts during the quarter were below prior year levels, and inventory levels at the end of the third quarter were higher than that of the prior year. The division's converting facilities operated well during the quarter, and delivery performance improved over the same quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
Working capital on September 27, 1998 was $461.9 million compared to $312.7 million on December 31, 1997. The current ratio of 1.7 at the end of the third quarter was higher than the 1.5 on December 31, 1997. Consistent with Mead's seasonal School and Office Products business, inventories and receivables increased during the first half of the year and declined during the third quarter. Inventories of school and office products and coated paper remained above the levels of the third quarter of 1997.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowners' equity) was 37.6% on September 27,
1998, and was 38.4% on December 31, 1997.   The combination of proceeds
from the sale of Zellerbach and collections on back-to-school season sales enabled the company to repay short-term borrowings.

Capital expenditures totaled $277.1 million for the first three quarters of 1998 compared with $294.7 million in the first three quarters of 1997. The major project in both time periods was the expansion at the Stevenson corrugating medium mill, which was completed during the second quarter of 1998.

The company repurchased 1.1 million common shares during the quarter and has repurchased almost 7.8 million common shares under the 10 million share authorization approved by the Board of Directors in April 1995. The company expects to complete its current authorized share repurchase program by December 1999.

At the end of the third quarter, Mead paid a fixed rate or a capped rate of interest on 79% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.02 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $93.6 million more than book value at the end of the third quarter.

OUTLOOK
-------
On September 30, 1998, Mead sold Mead Ink Products of Anniston, Alabama, a manufacturer of inks for the packaging industry for $21 million. The sale will result in an estimated pre-tax gain of $15 million or $.09 per share in the fourth quarter of 1998.

Year  2000 Readiness Disclosure
-------------------------------
The Year 2000 issue concerns the inability of computerized information and process control systems to properly recognize and process date-sensitive information as the year 2000 approaches. Mead expects that the Year 2000 issue costs will not have a material adverse impact on results of operations, liquidity or capital resources.

Mead is engaged in a five step process in dealing with the Year 2000 issue: inventory; assessment, corrective action; testing; and implementation. With regard to Information Technology systems (IT), Mead has completed an inventory and an assessment of its IT systems throughout the company. This effort includes all its major information systems: financial; administrative; manufacturing; and, business systems such as order entry and billing. These IT systems are comprised of packaged software and some proprietary systems developed by Mead. In early 1997, the company began a specific work plan to modify, upgrade or replace affected systems. Most of this corrective action will be completed in 1998 and the remainder will be substantially completed in the first quarter of 1999. Systems testing began in 1998 and will be completed in 1999.

The company's manufacturing and converting facilities also rely on non-IT systems such as process control systems for monitoring and regulating power, production, emissions and safety equipment. Some of these systems include date-sensitive information. In 1998, Mead began an inventory of process control equipment at its operating facilities, coordinating this effort with vendors to identify at-risk devices. Mead also has engaged a third-party consultant to assist in the inventory and assessment. Mead has process control systems at its five major paper mills, three smaller paper mills; and over 30 converting plants in its packaging, containerboard and school and office products businesses.
The inventory has been completed for several of Mead's operating facilities, and corrective action is under way. The remaining inventories and plans for corrective action are expected to be completed by year-end 1998. Corrective action and testing of critical systems will be conducted throughout 1999.

In 1998, Mead also initiated efforts to evaluate the Year 2000 issue as it relates to principal third parties, primarily customers and suppliers. These efforts include communicating Mead's assurance to major customers that it will meet sales commitments before and after year-end 1999. Mead has identified its critical suppliers and is in the process of seeking their assurance that contracts with Mead will not be breached due to Year 2000 issues. Mead also is in the process of contacting its major vendors of hardware, software and process control systems to identify and resolve Year 2000 issues.

In 1998, Mead announced its intention to implement an enterprise resource planning system across the company over the next three to four years. Mead is not relying on the implementation of that system to address Year 2000 issues.

The costs associated with Mead's remediation of the Year 2000 issue include amounts for upgrading and replacing non-compliant packaged software and hardware IT and non-IT systems, the costs of fixing or renovating proprietary IT and non-IT systems and the costs related to the use of third-party Y2K solution providers. Through the third quarter of 1998, total cost associated with Mead's remediation of Year 2000 issues was $8 million. This total included approximately $6 million in repair costs and $2 million in replacement costs. The total estimated costs Mead expects to incur between 1997 and 2000 to complete its assessment and remediation of the Year 2000 issue is $35-45 million dollars. The majority of the estimated remaining incremental costs relate to replacement or modification of affected process control systems in the corporation's manufacturing operations. These costs will be expensed as incurred, unless new systems are purchased that would be capitalized in accordance with generally accepted accounting principles.

The company considers the risk to be low that its IT systems will be disrupted by the Year 2000 issue, because it relies to a great extent on packaged software for its major business systems at the corporate and operating division levels. Mead is less reliant on proprietary systems, which generally require greater time to correct. The company expects to complete the repair or replacement of its proprietary systems by the first quarter of 1999.

Mead currently considers there to be a higher level of uncertainty related to the repair and replacement of non-IT systems such as process control systems at its manufacturing and converting facilities. These systems are more numerous, and the effort to identify and replace non-compliant processors and hardware, which involves third-party vendors and consultants, is more complex. The company began working with vendors in 1997 as they acknowledged process control systems issues. Efforts with vendors intensified in 1998, and an outside consultant was retained to expedite the process. Failure to identify and correct non-IT systems could result in interruptions in manufacturing, safety or environmental systems. Mead fully expects to complete corrective action and testing in 1999 to mitigate this uncertainty.

Mead relies on governmental services and third party suppliers for raw materials, utilities, water, transportation and other key services. Significant interruption caused by these parties could affect Mead operations overall and its ability to deliver products and services to its customers.

Mead continues efforts to assess the status of its critical suppliers and develop alternatives where possible to reduce the risk of interruption of services. If customers experience Year 2000 interruptions in their own operations, that could result in reduced sales by Mead. Mead is working with major customers to determine risks and alternatives to avoid any possible disruptions.

There is a risk that plans for achieving Year 2000 compliance may not be completed on time. Failure to meet important milestones in the company's plans would alert the company to take steps necessary to notify customers, suppliers, employees and others.

Oversight of the company's Year 2000 efforts is the responsibility of the Executive Business Council. The Council includes the Chief Financial Officer, Chief Information Officer, General Counsel and Chief Purchasing Officer. The CIO reports on the status of the company's readiness to the Audit Committee of the Board of Directors.

The company is in the process of developing contingency plans within each business unit for addressing the greatest areas of risk of noncompliance or threats to business operations related to the Year 2000 issue. The company expects to finalize these plans by mid 1999.

THE ESTIMATES AND CONCLUSIONS STATED HERE CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE CONTINUED AVAILABILITY OF RESOURCES FROM SUPPLIERS AND THIRD-PARTY CONTRACTORS, THE ABILITY OF SUPPLIERS AND CUSTOMERS TO BE Y2K COMPLIANT, AND THE ABILITY TO IDENTIFY AND COMPLETE CONTINGENCY PLANS FOR SYSTEMIC FAILURES NOT UNDER COMPANY CONTROL.

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 1, 1997 AND IN QUARTERLY REPORTS ON FORM 10-Q FILED IN 1998.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------
No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                       PART II - OTHER INFORMATION
                       ---------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------
      (a)   Exhibits

            (27.1) Financial Data Schedule Quarter 3, 1998.

      (b) No current reports on Form 8-K were filed with the Commission in the third quarter of 1998.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 9, 1998


THE MEAD CORPORATION
--------------------
   (Registrant)



By: G. T. GESWEIN
    __________________________________
    G. T. Geswein
    Vice President, Controller and
    Chief Accounting Officer