Form 10-K/A
period 1997-12-31
MEAD CORP
filed 1998-12-01
CIK 64394

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to include the following information and financial statements required by Form 11-K with respect to The Mead Savings Plan for Bargaining Unit Employees (the "Plan") for the six-month period ended June 30, 1998.


THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES

TABLE OF CONTENTS

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits
  as of June 30, 1998 and  December 31, 1997                               2

 Statement of Changes in Net Assets Available for
  Benefits for the Six-Month Period Ended June 30, 1998                    3

NOTES TO FINANCIAL STATEMENTS                                              4-6


SUPPLEMENTAL SCHEDULES:

 Schedule of Reportable Transactions for the Six-Month Period Ended June 30, 1998:

        Single Transactions                                                7
        Series of Transactions                                             8

EXHIBIT -

 Independent Auditors' Consent                                             9

SIGNATURES                                                                 10

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead Savings Plan for Bargaining Unit Employees
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead Savings Plan for Bargaining Unit Employees (the "Plan") as of June 30, 1998 and December 31, 1997, and the related statement of changes in net assets available for benefits for the six-month period ended June 30, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at June 30, 1998 and December 31, 1997, and the changes in net assets available for benefits for the six-month period ended June 30, 1998, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the Table of Contents for the six-month period ended June 30, 1998, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
October 16, 1998

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
JUNE 30, 1998 AND DECEMBER 31, 1997

(All dollar amounts in thousands)

                                           June 30,    December 31,
                                             1998          1997
                                        ---------------------------
ASSETS

Investments:
  Mead Common Stock Fund                 $             $      3,055
  Fidelity Investment Funds:
    Magellan Fund                                            18,538
    Equity Income Fund                                        9,715
    Intermediate Bond Fund                                      702
    Overseas Fund                                             2,120
    Asset Manager Fund                                        4,687
    Asset Manager: Growth Fund                                8,673
    Asset Manager: Income Fund                                1,218
    Short Term Bond Fund                                      2,056
    Retirement Money Market Fund                              3,200
    US Equity Index Pool Fund                                 1,843
  Other mutual funds                                            749
  Loans to participants                                       1,895
                                      -----------------------------
Net Assets Available for Benefits        $             $     58,451

=============================

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
SIX-MONTH PERIOD ENDED JUNE 30, 1998

(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                 $  8,275
    Rollovers                                      712
    Employer                                       262
  Investment Income:
    Interest and dividends                       1,231
    Net appreciation in fair value
     of investments                              6,360
                                              --------
Total increases                                 16,840
                                              --------

DECREASES IN PLAN ASSETS:
  Benefits paid to participants                  1,015
  Administrative expenses                           11
                                              --------
 Total decreases                                 1,026
                                              --------

TRANSFERS OUT                                  (74,265)
                                              --------
NET DECREASE IN PLAN ASSETS                    (58,451)


NET ASSETS - DECEMBER 31, 1997                  58,451
                                              --------
NET ASSETS - JUNE 30, 1998                    $
                                              ========

See notes to financial statements.

THE MEAD SAVINGS PLAN FOR BARGAINING UNIT EMPLOYEES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND DECEMBER 31, 1997 AND
THE SIX-MONTH PERIOD ENDED JUNE 30, 1998

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

Participants employed at the Rumford, Maine, facility may generally authorize a redirection of payroll wages of up to 16% of compensation as a contribution to the Plan each year. During the period ended June 30, 1998, Mead's contributions to Rumford employees were 50% of each dollar contributed on the first 3% of the participant's eligible gross pay. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable.

Investment options - Participants can direct their contributions to the Mead Common Stock Fund or any of the following Fidelity Investment Funds of the Plan:

        Magellan Fund                           Equity Income Fund
        Intermediate Bond Fund                  Overseas Fund
        Asset Manager Fund                      Asset Manager: Growth Fund
        Asset Manager: Income Fund              Short Term Bond Fund
        Retirement Money Market Fund            U.S. Equity Index Pool Fund

Additionally, for an annual fee participants can direct their contributions to the Mutual Fund Window, which provides access to a wider variety of funds. These funds include additional Fidelity funds along with over 70 funds from a number of mutual fund families. Prospectuses relating to all funds are available to the Plan participants from Fidelity Management Trust Company.

Administrative Expenses - Expenses for administering the Plan, other than loan set-up and maintenance fees and the fee for the Mutual Fund Window, are paid directly by The Mead Corporation.

Plan Termination - Mead reserves the right to terminate the Plan at any time, subject to Plan provisions. Upon such termination of the Plan, the assets in the Plan, net of expenses properly charged thereto, shall be distributed to participants or their beneficiaries based upon their interests in the Plan at the termination date.

Plan Merger - Effective June 30, 1998, the Plan was merged into The Mead Salaried Savings Plan. All terms of the Plan remain the same after the merger.

Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

D.     FUND INFORMATION

Participant contributions, participant rollovers benefits paid to participants, interest and dividends and net appreciation in fair value of investments by fund are as follows for the six-month period ended June 30, 1998:

(All dollar amounts in thousands)

                                               Benefits           Net Appreciation
                    Participant Participant     Paid to  Interest/   in Fair Value
                   Contribution   Rollover Participant  Dividends   of Investments
                   ----------- ----------- -----------  ---------- --------------
Mead Common
  Stock Fund            $  507     $   67       $   43     $            $ 439
Magellan Fund            2,250        195          198        570       2,856
Equity Income
  Fund                   1,311         57          220        212         924
Intermediate
  Bond Fund                111          4           16         22           3
Overseas Fund              379         25           16                    341
Asset Manager
  Fund                     699         97          103         80         315
Asset Manager:
  Growth Fund            1,252         86          144                    979
Asset Manager:
  Income Fund              173         11          102         25          46
Short Term
  Bond Fund                230                      46         64
Retirement Money
  Market Fund              735         74          125         90
US Equity Index
  Pool Fund                375         53            2                    366
Other mutual
  funds                    253         43                      71          91
Loans to
  participants                                                 97
                        -------------------------------------------------------
Total                   $8,275      $ 712      $ 1,015     $1,231      $6,360
                        =======================================================

All Employer contributions are made to the Mead Common Stock Fund.

The Mead Savings Plan for Bargaining Unit Employees
Item 27d- Supplemental Schedule of Reportable Transactions - Single
Transactions
Six-Month Period Ended June 30, 1998

(All dollar amounts in thousands)

                                            Sale         Gain/
     Description               Cost       Proceeds      (Loss)
--------------------------------------------------------------
Mead Common Stock Fund    $   4,325    $   4,501      $   176

Magellan Fund                18,242       23,585        5,343

Equity Income Fund            9,211       11,982        2,771

Asset Manager Fund            4,811        5,563          752

Asset Manager: Growth Fund    8,666       10,561        1,895

Retirement Money Market Fund  3,611        3,611            0

US Equity Index Pool Fund     2,318        2,988          670

The Mead Savings Plan for Bargaining Unit Employees
Item 27d- Supplemental Schedule of Reportable Transactions - Series of Transactions
Six-Month Period Ended June 30, 1998

(All dollar amounts in thousands)


                                                   Sales
                  Purchases
              --------------       ----------------------------------
                                                               Gain/
Description     Number    Cost    Number     Cost   Proceeds  (Loss)
-------------------------------------------------------------------
Mead Common
Stock Fund        107  $2,049      79    $ 5,277   $ 5,543    $ 266

Magellan Fund     115   3,806     103     19,569    25,201    5,632

Equity Income
Fund              111   2,114      86      9,826    12,753    2,927

Overseas Fund      96     597      72      2,651     3,057      406

Asset Manager Fund 84     987      64      5,191     5,989      798

Asset Manager:
Growth Fund       108   1,663      89      9,324    11,316    1,992

Retirement Money
Market Fund       105   2,143     101      5,343     5,343

US Equity
Index Pool Fund   100   1,106      48      2,607     3,316      709

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-53421 on Form S-8 of our report dated October 16, 1998, accompanying the financial statements of The Mead Savings Plan for Bargaining Unit Employees included in the Form 10-K/A Amendment No. 3 to the Annual Report on Form 10-K of The Mead Corporation for the six-month period ended June 30, 1998.

DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Dayton, Ohio
November 24, 1998

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                    THE MEAD CORPORATION
                                    (Registrant)


                                         G. T. GESWEIN
Date:  November 30, 1998            By: ________________________
                                        Gregory T. Geswein
                                        Vice President and Controller
                                        (principal accounting officer)


                                    THE MEAD SAVINGS PLAN FOR
                                    BARGAINING UNIT EMPLOYEES


                                       JAMES D. BELL
Date:  November 30, 1998           By: ________________________
                                        James D. Bell
                                        Director of Benefits