Form 10-K/A
period 1997-12-31
MEAD CORP
filed 1998-12-01
CIK 64394

================================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-K
      [X] AMENDMENT NO. 4 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
           15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

                                                 OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _____ Commission File No. 1-2267

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

        The number of Common Shares outstanding at February 24, 1998 was 103,912,400.
                                   DOCUMENTS INCORPORATED BY REFERENCE
        Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 23, 1998, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 10, 1998.
===============================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1997, to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 1998 and 1997. The Mead Corporation is issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto.


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
________________________________________________________________

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS:

      Statements of Financial Condition as
      of August 31, 1998 and 1997                                            2

      Statements of Income and Changes in
      Participants' Equity for the Years
      Ended August 31, 1998, 1997 and 1996                                   3

NOTES TO FINANCIAL STATEMENTS                                                4-5

EXHIBITS:

     Independent Auditors' Consent                                           6

     Signatures                                                              7

INDEPENDENT AUDITORS' REPORT

Director of Benefits
The Mead Corporation Employees Stock Purchase Plan:

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan (the "Plan") as of August 31, 1998 and 1997, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at August 31, 1998 and 1997, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE


DELOITTE & TOUCHE LLP

November 20, 1998
Dayton, Ohio

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION, AUGUST 31, 1998 AND 1997
_________________________________________________________________


ASSETS                                                                            1998              1997
Common shares of The Mead Corporation,
 at market (Note B)                                                         $1,517,615        $1,329,936
Dividends receivable                                                             8,339             5,114
Cash                                                                            12,040            53,138
Participants' payroll receivable                                                20,340            50,357
The Mead Corporation match receivable                                           90,343
                                                                             ---------         ---------
                                                                            $1,648,677        $1,438,545
                                                                             =========         =========


LIABILITIES AND PARTICIPANTS' EQUITY

Current plan year distribution due to
 participating employees                                                    $1,646,952        $1,264,035
Amounts due to terminated employees and
 estates of deceased employees                                                   1,725             4,143
Advance payment of contribution from
 The Mead Corporation                                                              -             128,840
                                                                             ---------         ---------
                                                                             1,648,677         1,397,018
Participants' equity                                                               -              41,527
                                                                             ---------         ---------
                                                                            $1,648,677        $1,438,545
                                                                             =========         =========

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
__________________________________________________________________


INCREASES IN PARTICIPANTS'                                           1998            1997          1996
 EQUITY:
  Investment income - dividends
   on Mead common shares                                       $   18,832       $  12,418     $  12,325
  Unrealized appreciation (deprec.)
   of Mead common shares                                        (268,037)         203,080        42,745
  Contributions and deposits:
    The Mead Corporation and
     subsidiaries                                                 141,206          71,018        75,181
    Participating employees                                     1,787,293       1,015,368       996,227
                                                                ---------       ---------     ---------
TOTAL INCREASES                                                 1,679,294       1,301,884     1,126,478
                                                                ---------       ---------     ---------

DECREASES IN PARTICIPANTS'
 EQUITY:
  Cash distributions to
   withdrawn, terminated or
   deceased employees                                              32,342          29,797        29,733
  Cash distributions                                               59,560
  Mead common share distributions:
    59,040 shares - 1998                                        1,628,919
    35,638 shares - 1997                                                        1,264,035
    38,812 shares - 1996                                                                      1,110,946
                                                                ---------       ---------     ---------
TOTAL DECREASES                                                 1,720,821       1,293,832     1,140,679
                                                                ---------       ---------     ---------
NET INCREASE (DECREASE) IN
 PARTICIPANTS' EQUITY                                            (41,527)           8,052      (14,201)

PARTICIPANTS' EQUITY -
 Beginning of plan year                                            41,527          33,475        47,676
                                                                ---------       ---------     ---------
PARTICIPANTS' EQUITY -
 End of plan year                                              $     -         $   41,527     $  33,475
                                                                ---------       ---------     ---------

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

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

Estimates - The preparation of financial statements, in confirmity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.   COMMON SHARES OF THE MEAD CORPORATION

The principle followed in determining the cost of securities purchased and distributed is average cost. The Plan's transactions relating to common shares of The Mead Corporation are as follows:

                                                                                  Unrealized
                                          Number             Shares             Appreciation   Shares at
                                       of Shares            at Cost           (Depreciation)   Mkt Value
Balance at 8/31/95                        44,030         $1,176,235               $  175,045   $1,351,280
Shares purchased                          37,800          1,029,515                             =========
Shares distributed                       (40,122)        (1,071,659)                (157,990)
Appreciation                                                                          42,745
                                       ---------          ---------                ---------

Balance at 8/31/96                        41,708          1,134,091                   59,800   $1,193,891
Shares purchased                          34,600          1,043,911                             =========
Shares distributed                       (38,812)        (1,055,298)                 (55,648)
Appreciation                                                                         203,080
                                       ---------          ---------                ---------

Balance at 8/31/97                        37,496          1,122,704                  207,232   $1,329,936
Shares purchased                          53,580          1,719,751                             =========
Shares distributed                       (35,638)        (1,071,841)                (192,194)
(Depreciation)                                                                     (268,037)
                                       ---------          ---------                ---------
Balance at 8/31/98                        55,438         $1,770,614                $(252,999)  $1,517,615
                                       ---------          ---------                ---------    =========

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

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-37960 and 33-59007 on Form S-8 of our report dated November 20, 1998, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in the Form 10-K/A, Amendment No. 4, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1997.

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


                                    THE MEAD CORPORATION
                                    (Registrant)


                                       G. T. GESWEIN
Date:  November 30, 1998           By: ________________________
                                        Gregory T. Geswein
                                        Vice President and Controller
                                        (principal accounting officer)


                                    THE MEAD CORPORATION
                                    EMPLOYEES STOCK PURCHASE PLAN


                                       JAMES D. BELL
Date:  November 30, 1998           By: ________________________
                                        James D. Bell
                                        Director of Benefits