Form 10-K
period 1998-12-31
MEAD CORP
filed 1999-03-09
CIK 64394

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

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
                                                     Pacific Exchange


                           _________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---.
                           _________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           _________________________

     As of January 22, 1999, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,054,060,558 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.


     The number of Common Shares outstanding at February 23, 1999 was
101,916,102.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 22, 1999, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 9, 1999.
================================================================================

                                 PART I

Item 1. Business

     Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes school and office supplies.

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

Segment Information

     Segment information is also included in Note S on pages 47-49.

                                 Paper

     Mead's Paper division manufactures coated and uncoated papers for use by book, magazine, catalog, and advertising brochure publishers and commercial printers; form bond and carbonless paper and papers for conversion by others into business forms; specialty papers through its Oxford Specialty Papers business unit; cut-size copier paper; and other uncoated papers for conversion by others into such products as greeting cards. The division sells papers nationwide, both on a direct basis to printers and converters and through paper merchants. Additionally, Escanaba Paper Company and Mead Oxford Corporation, wholly-owned subsidiaries, sell output to the division, which resells the paper directly to publishers and printers. The pulp mills adjacent to the paper mills of this division and the pulp mill owned by an affiliate (see "Forest Products Affiliates") produce most of the pulp required for use in the paper mills.

     The Gilbert Paper division manufactures premium cotton content business correspondence papers and premium text and cover papers for printed business use. The papers are specified by graphic designers and sold principally through wholesale paper merchants in the United States and internationally.

     Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative and overlay laminating papers. The division also manufactures and sells specialty papers used in industrial applications. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

     The Mead Pulp Sales division sells worldwide market pulp manufactured by Northwood Pulp and Timber Ltd. of Canada, Great Lakes Pulp and Fibre, Inc. in Menominee, Michigan, and Mead Paper of Escanaba, Michigan and Rumford, Maine. Mead Pulp Sales also represents MODO Paper AB, of Sweden, and Votorantim Celulose e Papel, of Brazil, for the sale of pulp in North America. Mead Pulp Sales also sells through its affiliates International Fibre Sales in Europe and Pulp Asia Ltd. in Japan, and through independent agents in all major pulp consuming areas of the world.

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

     Mead Coated Board, Inc., a wholly-owned subsidiary of Mead, operates a coated paperboard mill near Phenix City, Alabama, sawmills in Cottonton, Alabama and Greenville, Georgia, and owns various timberlands in Alabama and Georgia. The subsidiary is engaged primarily in the manufacture of coated natural kraft products used by the beverage packaging industry and by manufacturers of folding cartons for soaps, food products, hardware and apparel. The entire output of the Phenix City mill is sold by Mead Coated Board, Inc. to the Mead Coated Board division. The division sells approximately 60% of the mill output to the Mead Packaging division. The remainder is sold to a wide range of domestic and foreign carton converters. The division's customers are most concerned about physical strength properties of the paperboard and its quality for reprographics.

     The Mead Containerboard division sells standard and special purpose corrugated shipping containers manufactured at eight converting plants located in the Midwestern and Southeastern regions of the United States from raw materials received from outside sources and from the division's Stevenson, Alabama corrugating medium mill. The division also sells corrugating medium from the Stevenson mill to unaffiliated manufacturers of containers. The division owns various timberlands in Alabama and Tennessee.

                          Forest Products Affiliates

     Northwood Forest Industries Ltd. ("Northwood"), which is owned 50% by Mead and 50% by Nexfor Inc., manufactures bleached softwood kraft pulp at its 1,700 short ton-per-day mill in Prince George, British Columbia. The principal markets for its pulp are in North America, western Europe and the Far East. Lumber and plywood products are also produced at Northwood's four sawmills and its plywood plant in British Columbia. Northwood has the annual capacity to produce over one billion board feet of lumber and 170 million square feet of plywood (3/8-inch basis). Northwood's solid wood products operations provide about 750,000 tons (Metric ODT) of wood chips or 65% of the fiber requirements for the pulp mill. A wood preserving operation also treats lumber and custom treats plywood from other sources.

     Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Nexfor Inc., located in Bemidji, Minnesota, has the annual capacity to produce approximately 400 million square feet of oriented structural board ("OSB") (3/8-inch basis).

     All of the wood products produced by Northwood and Panelboard are sold through a subsidiary of Nexfor Inc. primarily in North America with approximately 15% sold to export markets. All of the market pulp produced by Northwood is sold by Mead Pulp Sales. Mead has a long-term contract with Northwood pursuant to which Mead is entitled to purchase such of Northwood's pulp production as it may require.

                          School and Office Products

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

                                  Timberlands

     Mead obtains most of its wood requirements from private contractors or suppliers and from Company-owned timberlands. The annual wood requirement for Mead's wholly-owned operations in 1998 was approximately 10,800,000 tons, of which approximately 22% was obtained from timberlands owned or leased by Mead. The annual wood requirement for Mead's wholly-owned operations expected in 1999 will be approximately the same.

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

     As of December 31, 1998, Mead owned or controlled approximately 2,140,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements which expire at different times through 2027.

                      International Sales and Operations

     Outside of the United States and Canada, Mead and its affiliates operate a paperboard sheeting facility and are engaged in the manufacture of multiple packaging systems and folding carton packaging in Europe, Asia and Latin America. Mead also has sales subsidiaries, affiliates, agents or distributors in a number of countries in Europe, Asia, Australia and Latin America.

                                  Competition

     Mead competes on a worldwide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Paper division competes with numerous other major paper manufacturers. The Specialty Paper division competes primarily with North American and European based decorative laminating papermakers. The Gilbert Paper division competes with a number of other manufacturers of premium cotton, sulfite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleached sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and other global systems-based multiple packaging suppliers, as well as suppliers of other non-boxboard packaging systems. The Containerboard division competes primarily with container producers, and corrugating and medium producers in several market areas in the United States. The School and Office Products division competes with national and regional converters, some with broad product offerings and others focused on narrow product segments.

                         Employee and Labor Relations

     Mead employs approximately 12,000 persons within the United States and 2,100 persons outside the United States. Approximately 7,200 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood, employs approximately 2,200 persons. Mead and Northwood together have approximately 50 labor agreements currently in force of which approximately one-fifth are subject to renegotiation each year.

     Mead's employee relation policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1998 were concluded without any strikes.

               Trademarks, Trade Names, Patents, and Franchises

     Mead has a large number of trademarks and trade names under which it conducts its business, including "Mead," "Mead Papers," "Mead Packaging," "Montag," "M and Design," "Trans/Rite," "Trans/Tab," "Duodozen," "Cluster-Pak," "Aria," "Cambridge," "Apex," "Info," "Trapper," "Trapper Keeper," "Neatbook," "Gilbert," "Oxford," "Gilcrest," "OPAS," "Signature," "CNK," "Five Star," "First Gear," "Neu-Tech," "Esse," "Organizer," "Spiral," "sig-NATURE," "Management Series," "Duraline," "Appli," "Duoply," "Techmates," "Hilroy," "CD Escort," "Mead Mind Meld," "Fill the Void," "Blue Horse," "Mailbox Collection," "Super Shades," "Matrix," "Jet-Tech," "Voice," "Prism," "Chief," "Excel," "Mead Expression," "Moistrite," "PTO," "Publishers Matte," "Vision," "Hobbies & Ideas," "Clip Note," "DEFENSA," "Multi-Media Escort," "OPTICA," "Scottie," "Studio," "Trans Ultra," "Wallaroos," "ULTRATECH," "Laserline," "FLIPDISC," "MEDIAZONE," "Fastrak," and many others. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

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

     During the past three years (January 1, 1996 - December 31, 1998), Mead (including its share of Northwood expenditures) constructed air and water pollution control and other environmental facilities at a cost of approximately $107 million. Environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, process modifications and air emission controls. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, Mead estimates that in the next three years it may be required to incur expenditures of approximately $56 million.

     New regulations under the Clean Air Act and Clean Water Act were announced by the United States Environmental Protection Agency ("USEPA") in November 1998. These regulations are designed to reduce air and water discharges of specific substances from pulp and paper mills in the United States, and to require installation of additional pollution control equipment based on best available technology. Mead has included in its capital spending plans amounts necessary to comply with the new regulations.

     Various Great Lakes states, including Michigan and Ohio, have adopted water quality regulations consistent with the federal Great Lakes Initiative ("GLI"). Mead does not believe that any significant additional capital expenditures beyond expenditures stated above will be necessary in the next three years at Mead's Escanaba facility to comply with the requirements of the Michigan GLI regulations as finally adopted. The State of Ohio determined that it would not apply all GLI regulations to facilities discharging into the Ohio River Basin for the time being. Mead's Chillicothe, Ohio facility discharges into the Ohio River Basin.

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

     Mead has been notified by the USEPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at 6 sites currently operated or used by Mead. Mead is also currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution under federal, state or local laws with respect to at least 20 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in
Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $38 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next three years stated above. Mead believes that it is reasonably possible that costs associated with these owned and unowned sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $50 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based.

Item 2. Properties

     Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased, Mead owns all of the properties described herein. For additional information regarding leases see Note P on pages 45-46. For additional information concerning Mead's timberlands and properties of affiliates, see Part 1, Item 1. "Business".

     Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed:

Business Unit                            Facility Locations                           Principal Use
-------------                            ------------------                           -------------

Paper                                    Chillicothe, Ohio                            Pulp mill, coated, uncoated and
                                                                                      carbonless paper mill

                                         Escanaba, Michigan                           Pulp mill, coated paper mill

                                         Indianapolis, Indiana                        Carbonless coating facility

                                         Rumford, Maine                               Pulp mill, coated, uncoated and
                                                                                      specialty paper mill

Gilbert Paper                            Menasha, Wisconsin                           Cotton and recycled content and
                                                                                      specialty paper mill

                                         Appleton, Wisconsin                          Converting and distribution
                                                                                      center


Specialty Paper                          South Lee, Massachusetts,                    Decorative laminating and
                                         Potsdam, New York                            specialty paper mills

Packaging                                Lanett, Alabama                              Paperboard packaging, multiple
                                         Atlanta, Georgia                             packaging systems for beverage
                                         Buena Park, California                       and food, packaging machinery
                                         Chicago, Illinois                            manufacturing or repair
                                         Ajax, Ontario, Canada                        facilities
                                         Chateauroux, France
                                         Trento, Italy
                                         Roosendaal, The Netherlands
                                         Trier-Ehrang, Germany
                                         Bristol, England
                                         Shimada, Japan
                                         Bilbao, Spain


Containerboard                           8 plants within the United                   Corrugated container
                                         States in midwest and                        manufacturing facilities
                                         southern regions

                                         Stevenson, Alabama                           Corrugating medium mill

Business Unit                         Facility Locations                              Principal Use
-------------                         ------------------                              -------------
Coated Board                          Phenix City, Alabama                            Coated paperboard mill, sheeting
                                      Venlo, The Netherlands                          facilities and sawmills
                                      Cottonton, Alabama
                                      Greenville, Georgia


School and Office Products            6 manufacturing and 7 distribution              Home, office and school products
                                      locations throughout the United States,         manufacturing and distribution
                                      one manufacturing and distribution              facilities
                                      location in Toronto, Ontario, Canada and
                                      one manufacturing location in Nuevo
                                      Laredo, Mexico


Item 3. Legal Proceedings

     In March 1991, Mead was served with a complaint entitled Beazer East Inc.
                                                              ---------------
v. The Mead Corporation, C.A. No. 91-0408, filed in the United States District
-----------------------
Court for the Western District of Pennsylvania. The complaint alleges that Mead is liable to Beazer for contribution for past and future environmental remediation costs to be incurred by Beazer as a result of any corrective measures required at the Woodward Facility located in Dolomite, Alabama. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. In May, 1997, the magistrate judge in the proceeding held a hearing to determine the appropriate equitable factors to be applied in an allocation of liability among the parties. No rulings on issues raised in the hearing have been made, and proceedings pend in court regarding Beazer's contribution claim. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition or results of operations of the Company.

     The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site") is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In 1994 Mead undertook a removal action at the closed coke plant site, consisting of demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. Mead is engaged in discussions with TDEC concerning the scope of any additional remedial actions that may be required for the site. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, formerly a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not believe this proceeding will have a material adverse effect on the financial condition or results of operations of the Company.

     In June 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near the Coke Plant Site. Costs of the proposed removal action were estimated by USEPA at the time to be approximately $5.1 million. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from USEPA advising them of their potential liability for the removal action. In December 1996, USEPA issued Unilateral Administrative Orders under Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the 106 Order. Preliminary analyses by USEPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the USEPA as a result of the failure to comply with such order. Mead believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the USEPA, that it had sufficient cause for its decision not to comply with the 106 Order. However, if the USEPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. In the summer of 1997, USEPA hired contractors and commenced implementation of the interim removal action. USEPA completed the removal action in November 1998. More contamination than expected was discovered and excavated. Costs of the removal action have not been finally determined, but USEPA has estimated that project costs will total between $12 million and $16 million.

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

     Mead is a defendant in a patent infringement proceeding entitled Riverwood
                                                                     ----------
International Corporation v. The Mead Corporation pending in the United States
-------------------------------------------------
District Court for the Northern District of Georgia (Civil Action No. 1-94-CV-90
CAM) filed by Riverwood International Corporation. On March 9, 1998 a Special Master's decision was entered in the proceeding which held that Riverwood's '806 patent was invalid. Riverwood filed objections to the Special Master's Order on the issue of invalidity. The District Court heard the objections on October 27, 1998 and reversed the Special Master's conclusion of invalidity on January 13, 1999. The order of the District Court will be appealed to the Court of Appeals. A second patent infringement proceeding against Mead filed by Riverwood with the same title and in the same court (Civil Action No. 97-CV-2767) has been stayed pending the outcome of the case involving the '806 patent. The second proceeding involves Riverwood's '789 and '361 patents. Mead believes these proceedings will not have a material adverse effect on the liquidity, financial condition or results of operation of the Company.

     Additional information is included in Part I, Item 1, "Business-- Environmental Laws and Regulations," and Note Q on page 46.

     Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, will not have a material adverse effect on the financial condition, liquidity or results of operations of Mead.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Company

     The Executive Officers of Mead as of February 1, 1999, their ages, positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:



         Name            Age               Position and Offices
         ----            ---               --------------------

William R. Graber        55         Vice President and Chief Financial Officer
                                    since December, 1993.

Elias M. Karter          58         Executive Vice President since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July, 1994; prior to that
                                    Vice President, Manufacturing & Technology.

Raymond W. Lane          50         Executive Vice President since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July, 1994; prior to that
                                    President of Mead School and Office
                                    Products Division.

Wallace O. Nugent        60         Vice President, Purchasing and Logistics.

Thomas E. Palmer         59         Vice President, General Counsel and
                                    Secretary since November, 1996; prior to
                                    that Vice President and General Counsel.

William B. Plummer       40         Vice President, Strategy and Planning since
                                    July, 1998; prior to that Treasurer since
                                    February, 1997; prior to that Vice
                                    President, Equity Capital Group since May,
                                    1995 with General Electric Company; prior
                                    to that Business Analyst, Corporate
                                    Financial Planning since February, 1994
                                    with General Electric Company.


A. Robert Rosenberger    54         Vice President, Human Resources since June,
                                    1997; prior to that Vice President of Human
                                    Resources of Mead Packaging Division from
                                    August, 1994; prior to that Vice President
                                    of Human Resources of Mead Containerboard
                                    Division.



Jerome F. Tatar          52         Director; Chairman of the Board, Chief
                                    Executive Officer and President since
                                    November, 1997; prior to that President and
                                    Chief Operating Officer since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July, 1994; prior to that
                                    President of Mead Fine Paper Division.


All Executive Officers of Mead are elected annually by the Board of Directors.

                                 PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:


MARKET PRICES PER COMMON SHARE
------------------------------
                                               1998                 1997*
                                               ----                 ----
                                         High        Low        High      Low
                                         ----        ---        ----      ---

First quarter                          $37.312     $27.062    $30.875   $27.187
Second quarter                          37.125      28.437     33.812    24.875
Third quarter                           33.563      25.938     37.687    30.875
Fourth quarter                          33.500      27.000     37.468    27.187


DIVIDENDS PAID PER COMMON SHARE
-------------------------------
                                                1998                 1997*
                                                ----                 ----

First quarter                                   $.16                 $.15
Second quarter                                   .16                  .15
Third quarter                                    .16                  .15
Fourth quarter                                   .16                  .16
                                                ----                 ----

Year                                            $.64                 $.61
                                                ====                 ====


       *Numbers restated to reflect two-for-one stock split on December 1, 1997.

        The number of Common shareowners of record as of February 23, 1999, was 54,100. See Note H on page 36 for information regarding the amount of retained earnings available for dividends.

Item 6.  Selected Financial Data
Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources
(All dollar amounts in millions, except per share amounts)

---------------------------------------------------------------------------------------
Year Ended December 31                 1998       1997       1996       1995       1994
---------------------------------------------------------------------------------------
Operations:
  Net sales                        $3,772.2   $3,745.8   $3,303.9   $3,402.8   $3,012.0
  Earnings from continuing
   operations                         140.1      163.0      183.8      333.9       99.7
  Earnings per common share
   from continuing operations
   - assuming dilution                 1.34       1.53       1.73       3.02        .84
Liquidity:
  Working capital                     406.9      312.7      280.1      401.2      608.3
  Current ratio                         1.6        1.5        1.4        1.5        1.6
Assets:
  Property, plant and
   equipment - net                  3,372.7    3,273.8    3,084.6    2,328.3    2,272.9
  Total assets                      5,142.2    5,152.4    4,905.9    4,284.0    4,762.3
Capital:
  Borrowed capital -
   long-term debt                   1,367.4    1,428.0    1,239.7      694.8      957.7
  Equity capital                    2,252.0    2,288.5    2,246.4    2,160.2    2,182.6
                                   ----------------------------------------------------
   Total capital                   $3,619.4   $3,716.5   $3,486.1   $2,855.0   $3,140.3
Borrowed capital as a percent
 of total capital                      37.8%      38.4%      35.6%      24.3%      30.5%
Cash dividends per common share    $    .64   $    .61   $    .59   $    .55   $    .50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                 REVIEW OF OPERATIONS
                                 --------------------


OVERVIEW OF 1998

Sales revenue of $3.772 billion was essentially unchanged from the level of 1997 as higher shipments of corrugating medium, coated paperboard and packaging offset lower sales volume of paper and school and office products. Average selling prices for most grades of paper and paperboard were relatively unchanged from the prior year, though prices for many products declined during the second half of 1998. Earnings from continuing operations were $140.1 million in 1998 compared to $163.0 million in 1997. The decrease was primarily a result of charges for special items. Earnings from continuing operations before special items were slightly higher than 1997.

Within Mead's paper operations, sales volume declined slightly from 1997 levels, and prices weakened in the second half of the year as reported sales of imported paper into the U.S. increased. The Paper segment's earnings improved as the company's three major mills operated well. Productivity improved, although gains were limited by second half production downtime taken to manage inventory levels. Growth in sales volume continued in industrial and decorative specialty paper grades due to increased demand and the purchase of a small specialty paper mill early in the second quarter.

In packaging and paperboard operations, sales and earnings improved at Mead Packaging as a result of strong volume growth and productivity gains at its converting operations. At the Coated Board division, results were unchanged from last year as increased sales volume of coated paperboard and improved mill productivity were offset by weaker pricing in the division's sawmill business. At the Containerboard division, the final phase of the Stevenson, Alabama, mill expansion was completed during the year. Division results improved slightly on increased sales volume and higher average selling prices for the year.

For the School and Office Products division, sales and earnings declined as lower sales volume offset the results of slightly improved mix and margin rates. The division added to its product line with the purchase of a small company late in the year that sells computer accessories.

At Mead's primary investee, Northwood, results were lower than in 1997 as weak markets for pulp and wood products led to lower prices for lumber, plywood and pulp. Northwood's lumber operations took downtime in the second half of the year to reduce inventory. Operating performance at the pulp mill improved during the year and shipments of pulp increased.

Review of Operations

Earnings Per Share Analysis
----------------------------------------------------------------------
                                     1998          1997         1996
----------------------------------------------------------------------
Continuing operations before
 special items                       $1.55        $1.53        $1.73
Special items                         (.21)
                                     -----        -----        -----
Continuing operations                 1.34         1.53         1.73
Discontinued operations               (.20)        (.12)         .11
                                     -----        -----        -----
Net earnings - assuming
 dilution                            $1.14        $1.41        $1.84
                                     =====        =====        =====
----------------------------------------------------------------------

DISCONTINUED OPERATIONS AND SPECIAL ITEMS
-----------------------------------------

During 1998, Mead undertook a number of initiatives that will, to varying degrees, impact the future direction of the company, and recorded the write-down of several assets. The most significant of these initiatives was selling the Zellerbach distribution segment. The operation did not meet Mead's earnings and growth expectations and was not viewed as strategic to the future success of Mead's core businesses of coated and specialty papers, packaging and paperboard, and school and office products. An agreement to sell substantially all of the operations for approximately $263 million was signed in the second quarter. In late December, Mead sold a warehouse formerly used in that business for approximately $25 million. For 1998, Mead recorded after-tax charges of $20.4 million or 20 cents per share related to the Zellerbach operation and its sale.

Special items included asset write-downs, asset sales, and organizational changes and related workforce reductions. For asset write-downs, the company recorded a pretax charge of $37.7 million ($26.8 million after tax) or 25 cents per share primarily in cost of sales. The write-downs, which affected each of Mead's three business segments, primarily include:

 .   a reserve for stores and supplies inventory ($10.4 million pretax) recorded upon completion of a study to determine the future utility of obsolete and excess replacement parts, facilitated by a new inventory management system;

 .   the write-off of $10.4 million of capitalized software made obsolete by
    Mead's decision to implement an enterprise resource planning computer system;

 .   a charge of $8.2 million for Mead's Japanese packaging operation, primarily a write-down of certain inventory, and to reflect the impairment of property, plant and equipment, and goodwill resulting from the deteriorating economic environment in Japan, as well as poor operating performance;

 .   the write-off and disposal of $4.6 million of certain plant equipment that was replaced by new equipment.


The asset sales, the effects of which are reflected in other revenues, occurred in the fourth quarter and resulted in pretax gains of $28.3 million ($17.8 million after tax) or 17 cents per share. Proceeds from the sales aggregated to $63.3 million. Assets sold included excess Michigan timberlands, which comprised part of Mead's paper segment; the ink business of Mead's packaging and paperboard segment; and a Tennessee mill site, considered a corporate asset. These assets were not critical to the future operations of Mead's core businesses.

In the third quarter of 1998, the company adopted a plan to make organizational changes and reduce its workforce, recording a charge of $22 million ($13.8 million after tax) or 13 cents per share for employee severance and related costs in selling and administrative expenses. The plan related to 318 people, mostly salaried, from throughout the company's domestic operations, and was communicated to employees in the third quarter. The charge covered expected severance payments and medical, dental and other benefits. Through the end of 1998, 202 people have left the company, and the remainder are expected to leave before the end of the third quarter of 1999. Approximately $10 million of the reserve remains, which will be reduced by cash payments made to or on behalf of the employees who will have left the company.

                                     PAPER

-------------------------------------------------------------
Segment Summary (in millions)      1998       1997       1996
-------------------------------------------------------------


Sales                          $1,795.6   $1,797.8   $1,434.0

Earnings before
   income taxes and
   special items                  222.7      195.6      194.8

Special items                     (16.4)
                               --------   --------   --------
Earnings before
  income taxes                 $  206.3   $  195.6   $  194.8
                               ========   ========   ========

-------------------------------------------------------------

Sales revenue in Mead's paper segment was essentially unchanged from 1997. Earnings before special items increased by 14% over 1997 primarily as a result of improved operating performance.

Demand for coated and uncoated papers strengthened in 1997, as shipments increased and prices for most paper grades began to strengthen by the second half of the year. Prices continued to improve into the first quarter of 1998. Then, as markets weakened in Asia, reported imports into the U.S. of coated and uncoated papers increased, and selling prices declined by the second half of the year. By the end of 1998, selling prices for coated and uncoated papers had fallen below prior year-end levels. For the year, average prices for coated and uncoated papers were only slightly higher than in 1997. Average prices for carbonless papers in 1998 were slightly below 1997 and 1996 levels.

Mead Paper's mills operated well in 1998 and continued to improve productivity by managing costs and improving sales mix. Inventories increased in most grades from the prior year levels as a result of strong operating performance and lower sales volume, despite more than 40,000 tons of downtime taken in the second half of the year.

In 1997, sales revenue increased over 1996, driven primarily by the late 1996 acquisition of the Rumford, Maine, mill. Earnings were slightly higher in 1997 compared to 1996 as a result of increased volume, despite lower selling prices.

Mead Paper
----------

Mead Paper manufactures coated papers for use by book and magazine publishers and catalog and commercial printers, carbonless copy papers and uncoated papers for business and specialty uses. The division, which operates three mills located in Chillicothe, Ohio; Escanaba, Michigan; and Rumford, Maine; was formed in 1998 by combining the Fine Paper and Publishing Paper divisions.

Division sales revenue declined slightly from 1997 as a result of lower volume, which was partially offset by slightly higher average selling prices. Earnings in 1998 increased over 1997 and 1996 as a result of improvements in productivity, primarily through improved cost control. The paper mills operated well, although overall productivity improvement was hindered by market-related downtime taken in coated paper at the Maine and Michigan mills in the second half of the year. As a result of the downtime, overall paper production was lower than in 1997. Despite the downtime, finished inventories increased during the year in most grades as a result of strong operating performance and declining sales volume in the second half of the year. Sales volume of carbonless paper, which decreased slightly in 1997, continued to decrease in 1998, consistent with an overall decline in the market for multi-part business forms. During the year, the division improved operating efficiencies and manufacturing integration among its three mills, and reduced overhead costs and staff levels when it formed the combined division. The division also announced its intention to sell a sawmill, and it sold related timberlands.

In 1997, the division's sales revenue increased from 1996 as a result of additional sales volume provided from the Rumford mill during the first full year of Mead's ownership. Division earnings in 1997 were about even with the level of earnings in 1996 as a result of lower selling prices.

Mead Specialty Paper
--------------------

Mead Specialty Paper manufactures a variety of decorative and overlay papers for laminates used in furniture, flooring, countertops and cabinets. It also produces specialty grades for various industrial and automotive applications.

The division's sales and earnings increased in 1998 over 1997 and 1996 levels. The increase in sales was driven by the addition of shipments from the Potsdam, New York, mill acquired in the second quarter of 1998 and higher production and shipments from the division's South Lee, Massachusetts, mill. Productivity improvements driven by strong operating performance, higher volumes, lower variable costs and improved sales mix led to the increase in earnings. Demand for most of the division's specialty grades was strong in 1998.

In 1997, sales and earnings increased over 1996 as a result of higher sales volume and stronger sales mix. Improved manufacturing yields and stronger markets led to higher overall production volumes.

Gilbert Paper
-------------

Gilbert Paper produces high-quality communication papers, including cotton-content stationery, text and cover papers and specialty papers.

Division operating results decreased from 1997 and 1996 levels as a result of lower sales volume. Shipments increased through merchant distribution channels over 1997 and 1996, but the increase was offset by decreases in retail and export sales volume. Lower shipments reflected weak market conditions. Average prices were unchanged from 1997. Finished goods inventory declined during the year as a result of reduced operating schedules and the sale of substandard inventory.

In 1997, sales and earnings decreased from 1996 as a result of lower sales volume and lower selling prices.


                           PACKAGING AND PAPERBOARD

-------------------------------------------------------------
Segment Summary (in millions)      1998       1997       1996
-------------------------------------------------------------
Sales                          $1,494.2   $1,431.8   $1,371.4

Earnings before
   income taxes and
   special items                  153.8      129.6      138.6

Special items                     (11.3)
                               --------   --------   --------
Earnings before
  income taxes                 $  142.5   $  129.6   $  138.6
                               ========   ========   ========

-------------------------------------------------------------

Sales for the packaging and paperboard segment increased 4% in 1998 on higher sales volume of coated paperboard, corrugating medium and beverage packaging. Earnings before special items increased 19% over 1997, primarily as a result of continued growth in multiple beverage packaging.

Prices for corrugating medium declined throughout much of 1998 as a result of increased supply in domestic markets. By the end of 1998, prices for medium were below the level of year-end 1997. For the year, medium prices averaged higher than in 1997. Prices for containers were relatively stable and averaged higher than in 1997. In the market for coated paperboard sold to folding carton manufacturers, average coated paperboard prices were slightly higher.

In 1997, sales in the segment increased over 1996 on higher sales volume of coated paperboard, medium and beverage packaging. Earnings in the segment were lower as a result of lower prices for medium and coated paperboard.

Mead Coated Board
-----------------

Mead Coated Board manufactures coated unbleached kraft paperboard for use in multiple beverage packaging and folding cartons. Customers include folding carton manufacturers in North America and Europe and Mead Packaging's worldwide beverage packaging business.

Revenue from external sales of the division were slightly lower than the level of 1997. Earnings were unchanged from 1997 as increased sales volume of coated paperboard and improved mill productivity were offset by weaker results in the division's sawmill operations. A weak lumber market in 1998 resulted in lower selling prices, higher costs and decreased sawmill production. In 1998, shipments of coated paperboard increased to Mead Packaging for multiple beverage packaging applications. Shipments to folding carton converters declined slightly during the year. Prices for coated paperboard were slightly higher than in 1997 and lower than 1996 levels. Production of coated paperboard at the Mahrt mill in Alabama increased over 1997 and 1996. Inventories at year-end 1998 were slightly higher than at the end of 1997, but below the level of year-end 1996.

In 1997, sales increased over 1996 on higher sales volume of coated paperboard. Earnings were slightly lower than in 1996 as increased paperboard shipments, improved mill productivity and higher prices at the division's sawmill operations were offset by lower selling prices for paperboard and the negative impact of the strong U.S. dollar on sales in Europe.

Mead Packaging
--------------

Mead Packaging is a leading worldwide supplier of multiple beverage packaging and packaging systems. It also provides multiple packaging for food and other products. Customers include large and small brewers, soft drink bottlers, and food and other consumer products companies.

Division sales increased over 1997 driven by higher sales volume. Earnings increased over 1997 as a result of strong volume in North America, slightly higher selling prices and gains in productivity from improved cost control. Carton volume growth continued in North America, Europe, Latin America and the Asia Pacific region. The division continued worldwide placement of new modular beverage packaging systems. During the year, the division installed new printing equipment at its converting facilities in Lanett, Alabama, and Buena Park, California, and also sold its ink products business.

In 1997, division earnings increased over 1996 as a result of higher sales volume of cartons and improved operating performance from converting operations.

Mead Containerboard
-------------------

Mead Containerboard produces corrugating medium used in shipping containers and operates eight corrugated container plants.

Sales revenue increased over 1997 as shipment volume of corrugating medium continued to increase at the Stevenson, Alabama, mill. Operating results improved slightly over 1997, primarily as a result of increased volume and higher average selling prices. Prices for medium declined throughout 1998 and at year-end were about 20% below year-end 1997. Production volume of medium increased over 1997 and 1996, including production of lightweight and ultra-lightweight medium for this emerging and growing segment of the market. Mead's sales in that emerging segment continued to grow in 1998. Sales volume of finished containers increased over 1997 and 1996.

During the year, construction was completed on the expansion of the #2 paperboard machine and an upgrade to the environmental systems at the mill. The machine expansion was completed on time at mid-year. A difficult start-up for the recovery and chemical conversion systems led to higher than expected operating costs. In the second half of the year, the division made progress toward improving the operations of these systems. The division reorganized its operations during the year to reduce selling and administrative costs and improve operating efficiencies.

In 1997, sales revenue increased slightly over 1996 on higher sales volume. Operating results were significantly lower than in 1996 as a result of much lower selling prices for medium.

                          SCHOOL AND OFFICE PRODUCTS

     -------------------------------------------------------
     Segment Summary (in millions)  1998      1997      1996
     -------------------------------------------------------
     Sales                        $482.4    $516.2    $498.5
     Earnings before
       income taxes and
       special items                47.4      57.3      57.9
     Special items                  (4.6)
                                  ------    ------    ------
     Earnings before
       income taxes               $ 42.8    $ 57.3    $ 57.9
                                  ======    ======    ======
     -------------------------------------------------------

School and Office Products is a leading converter and distributor of school supplies. It also provides stationery products and computer accessories for home and office use and is an industry leader in fashion and product design.

Sales revenue declined by 7% in 1998 compared to 1997 as a result of lower sales volume. Earnings were below the level of 1997 and 1996 as lower overall sales volume more than offset slightly improved mix and margin rates. Shipments were lower in 1998 due to reduced sales in commodity products and an increase by retailers in the direct sourcing of some school and office products from offshore suppliers. To better manage inventory levels, the division closed a distribution center and cut back production at its converting facilities.
During the fourth quarter of 1998, the division added to its office products line by acquiring the assets of Creative Point, a company that designs and markets accessories for multimedia, consumer electronic and computer products.

In 1997, sales revenue increased over 1996 on an increase in sales volume. Earnings were essentially unchanged from the level of 1996 as a result of lower selling prices for paper-based products and slightly lower margin rates.

INVESTEES
---------

Mead's primary investees are Northwood Forest Industries Limited, a large producer of northern bleached softwood kraft (NBSK) pulp and solid wood products in British Columbia, Canada, and Northwood Panelboard Company, an oriented structural board (OSB) mill in Bemidji, Minnesota. Both are 50%-owned by Mead and Nexfor Inc. Pulp from Northwood is sold globally by Mead Pulp Sales. The sale of wood products, including lumber, plywood and OSB, is managed by a subsidiary of Nexfor Inc. Additionally, Mead has a 30% ownership in a limited partnership, which operates the power cogeneration facility located at the Rumford, Maine, paper mill. Mead's share of losses from all investees in 1998 was $1.8 million, a decrease from earnings of $8.9 million in 1997 and $4.3 million in 1996.

Sales revenue for Northwood declined in 1998 from the levels of 1997 and 1996 on lower prices for lumber, plywood and pulp. Shipments of pulp increased during the year. The decrease in earnings from Northwood was a result of lower prices for lumber, plywood and pulp, partially offset by higher prices for OSB, higher shipments of pulp, favorable Canadian dollar exchange rates and improved operating performance.

The pulp mill and OSB operations had strong production performance in 1998, both setting daily production records during the year. Northwood also made progress in reducing overhead costs as part of its margin improvement program. In the second half of the year as markets weakened, Northwood took downtime at its lumber operations, reducing capacity by 145 million board feet, or about 26% of its capacity, for the last six months of the year.

During 1998, worldwide demand declined for chemical grade market pulp, primarily as a result of much weaker markets in Asia. This decline in demand and a slight increase in worldwide capacity led to a weakening in pulp prices. The domestic list price of pulp which peaked near $1,000 per metric ton in late 1995, has declined for the last three years and averaged $545 per metric ton in 1998.

In the lumber market, shipments were adversely affected by weak markets in Asia and the continued reduction of exports into the U.S. due to limitations imposed by the Canadian/U.S. Softwood Lumber Agreement. Lumber prices fell sharply in the fourth quarter of 1997 and remained weak for most of 1998. Strong U.S. housing starts led to increased consumption of panelboard in 1998. Plywood prices were steady, though weaker than in 1997. OSB prices rebounded in mid-1998 from very low levels in 1997.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

As a percentage of sales, selling and administrative expenses were 11.2% in 1998 compared with 10.8% in 1997 and 11.9% in 1996. In dollar terms, these expenses rose by 4.4% compared to a 2.8% increase from 1996 to 1997. The largest single driver of the increase in 1998 was $22 million in expenses associated with certain organizational changes and a related reduction in Mead's workforce. Excluding this charge, these expenses were under the 1997 level, driven by reduced administrative expenses. Some of the 1997 dollar increase over 1996 was attributable to operations at the Rumford, Maine, paper mill which was acquired late in 1996, while the rest was the result of inflation. All of the 1997 dollar increase was driven by higher selling expenses, as administrative expenses actually declined slightly from 1996 levels.

INTEREST AND DEBT EXPENSE
-------------------------

The increase in interest and debt expense for 1998 versus 1997 was due to slightly higher average debt levels during 1998. The 1997 increase over 1996 was due to significantly higher average debt levels in 1997 than in 1996. Mead's interest and debt expense increased to $109 million from $98 million and $58 million in 1997 and 1996, respectively. Mead's interest rates were not significantly different during the three years.

                               FINANCIAL REVIEW
                               ----------------

In 1998, Mead generated over $342 million in cash from selling its Zellerbach distribution segment and from several asset sales. Mead's cash flows from operating activities in 1998 were slightly higher than those of 1997 and about equal with those of 1996.

During 1998, Mead continued its stock repurchase program, acquiring 2.6 million shares for $83 million. Share repurchases in 1997 were 2.1 million shares for $70 million, and 2.2 million shares for $60 million in 1996. Funds for the 1998 repurchase came from operating activities and the sale of Zellerbach. Repurchases for 1997 were funded by general operations, while 1996 funding came primarily from remaining proceeds of a late 1994 asset sale.

Mead's total long-term debt (including current maturities) at year-end 1998 was $1.375 billion, down from $1.430 billion in 1997 and up from $1.255 billion in 1996. Some of the proceeds of the Zellerbach sale were used to reduce overall debt levels in 1998. During 1998, Mead refinanced some of its borrowings related to the project at the Stevenson, Alabama, mill. Mead's 1997 levels of capital spending and stock repurchases were the primary drivers of the $175 million increase in borrowings over 1996. Mead's total debt as a percentage of total capital was 37.9% at the end of 1998 compared with 38.5% at the end of 1997 and 35.8% at the end of 1996. The percentage may change, as warranted, by borrowings to fund strategic opportunities.

Additional financing capability is afforded by a $500 million bank credit agreement which expires October 2002 and by a shelf registration on file with the Securities and Exchange Commission under which the Company could offer up to $300 million of debt securities. The bank credit agreement supports $75 million of the Company's capital lease obligations, leaving $425 million additional that can be borrowed. Up to $154 million of medium-term notes are authorized to be issued as a part of that registration statement.

At the end of 1998, Mead paid a fixed or capped rate on 79% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a change of 2 cents in earnings per share. The estimated market value of long-term debt, excluding capitalized leases, was $72 million more than the book value at the end of 1998.

Working capital at the end of 1998 was $407 million versus $313 million and $280 million at the end of 1997 and 1996, respectively. The 1998 increase from 1997 was primarily attributable to growth in inventory and cash balances. Mead's current ratios at the end of 1998, 1997 and 1996 were 1.6, 1.5 and 1.4, respectively.

Mead's inventory levels rose to $480 million in 1998 up from $424 million in 1997 and $436 million in 1996. The growth in 1998 was primarily the result of inventory builds in Mead's paper operations. The replacement values of inventories exceeded their LIFO value by $175.6 million at the end of 1998. Adjusted for LIFO, Mead's current ratio would be 1.7 at year-end.

CAPITAL SPENDING

Capital spending at Mead decreased to $384 million in 1998, down from $437 million in 1997 and $429 million in 1996. The largest single project in 1998 was the completion of a $224 million expansion and upgrade at the Stevenson, Alabama, corrugating medium mill. This second phase at the mill added virgin pulp-making capabilities, a wood fuel boiler and additional dryers to the machine. This expansion increased the annual capacity of the mill to 815,000 tons up from 640,000 tons.

Mead expects capital spending in 1999 to be in the range of $250 - $300 million, and expects to fund this spending from 1999 operations, although some external borrowing may be needed.

ENVIRONMENTAL PROCEEDINGS

Mead has been notified by the United States Environmental Protection Agency ("USEPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at six sites currently operated or used by Mead. Mead is also currently named a potentially responsible party ("PRP"), or has received third party requests for contributions under federal, state or local laws with respect to at least 20 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors that may contain contamination or may have contributed to potential Superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has reserves of $38 million relating to current environmental litigation and proceedings that it believes are probable and reasonably estimable.

Mead believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $50 million. The estimate of this range is less certain than the estimates upon which reserves are based.

In April 1998, USEPA promulgated new regulations under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. paper and pulp mills. Mead has included in its capital spending plans amounts necessary to comply with the new regulations. Various Great Lakes states in 1997, including Michigan and Ohio, adopted state regulations consistent with the federal Great Lakes Initiative
(GLI). Mead does not believe that any significant additional capital expenditures beyond expenditures previously stated will be necessary in the next three years at Mead's Escanaba facility to comply with the requirements of the Michigan GLI regulations as finally adopted. The State of Ohio determined that it would not apply all GLI regulations to facilities discharging into the Ohio River Basin, for now. Mead's Chillicothe, Ohio, facility discharges into the Ohio River Basin.

EFFECTS OF INFLATION

Inflation remains at a low rate and is not expected to have a significant effect in the near term.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue concerns the inability of computerized information and process control systems to properly recognize and process date-sensitive information as 2000 approaches. Mead expects that costs associated with the Year 2000 issue will not have a material adverse impact on its results of operations, liquidity or capital resources.

Mead is engaged in a five-step process in dealing with the Year 2000 issue: inventory; assessment; corrective action; testing; and implementation. With regard to Information Technology (IT) systems, Mead has completed the inventory and assessment phases, and, for most of its IT systems, has completed the corrective action phase. This effort includes all its major information systems: financial; administrative; manufacturing; and business systems such as order entry and billing. IT systems are comprised of packaged software and some proprietary systems developed by Mead. In early 1997, the company began a specific work plan to modify, upgrade or replace affected systems. Most of this corrective action was completed in 1998, and the remainder will be substantially completed in the first half of 1999. Systems testing began in 1998 and will be conducted throughout 1999.

The company's manufacturing and converting facilities also rely on non-IT systems such as process control systems for monitoring and regulating power, production, emissions and safety equipment. Some of these systems include date-sensitive information. Mead has process control systems at its five major paper mills, three smaller paper mills; more than 30 converting plants in its packaging, containerboard and school and office products businesses, and packaging equipment at some customer facilities. In 1998, Mead, with the assistance of a third-party consultant, substantially completed the inventory and assessment phases of process control equipment at its operating facilities, coordinating this effort with vendors to identify at-risk devices. Corrective action and testing of critical non-IT systems began in 1998 and will be conducted throughout 1999. In some cases, corrective action and testing will be conducted during periods of maintenance downtime.

In 1998, Mead also initiated efforts to evaluate the Year 2000 issue as it relates to principal third parties, primarily customers and suppliers. These efforts include communicating Mead's assurance to major customers that it will meet sales commitments before and after year-end 1999. Mead has contacted major suppliers to seek their assurance that contracts with Mead will not be breached due to Year 2000 issues. Mead has also contacted its major vendors of hardware, software and process control systems to assist in identifying and resolving Year 2000 issues.

In 1998, Mead announced its intention to implement an enterprise resource planning system across the company over the next three to four years. Mead is not relying on the implementation of that system to address Year 2000 issues.

The costs associated with Mead's remediation of the Year 2000 issue include amounts for upgrading and replacing non-compliant packaged software and hardware for IT and non-IT systems, the costs of fixing or renovating proprietary IT and non-IT systems and the costs related to the use of third-party Year 2000 solution providers. These costs include incremental costs, such as hardware and software, and non-incremental costs, such as the redeployment of company resources to address the Year 2000 issue. The total estimated cost Mead expects to incur between 1997 and 2000 to complete its assessment and remediation of the Year 2000 issue is $30-$40 million. Through 1998, Mead incurred costs totaling approximately $12 million, including $8 million in repair costs and $4 million in replacement costs. A portion of the total cost through 1998, approximately 25%, was considered non-incremental cost related to the redeployment of resources. The majority of the estimated remaining costs relate to replacement or modification of affected process control systems in the corporation's manufacturing operations. Some of these costs will be expensed as incurred. Other costs, such as those used for the purchase of new systems, will be capitalized in accordance with generally accepted accounting principles. These capitalized costs are expected to fall within the company's current plan for capital expenditures.

The company considers the risk to be low that its IT systems will be disrupted by the Year 2000 issue because it relies to a great extent on packaged software for its major business systems at the corporate and operating division levels. Mead is less reliant on proprietary systems, which generally require greater time to correct. The company expects to complete the repair or replacement of its proprietary systems by the first half of 1999.

Mead currently considers that there is a higher level of uncertainty related to the repair and replacement of non-IT systems such as process control systems at its manufacturing and converting facilities. These systems are more numerous, and the effort to identify and replace non-compliant processors and hardware, which involves third-party vendors and consultants, is more complex. The company began working with vendors in 1997 as they acknowledged process control systems issues. Efforts with vendors intensified in 1998, and an outside consultant was retained to expedite the process. Failure to identify and correct non-IT systems could result in interruptions in manufacturing, safety or environmental systems. Mead fully expects to complete corrective action and testing in 1999 to mitigate this uncertainty.

Mead relies on governmental services and third-party suppliers for raw materials, utilities, water, transportation and other key services. Significant interruption caused by these parties could affect Mead operations overall and its ability to deliver products and services to its customers. If Mead's customers were to experience Year 2000 interruptions in their own operations, it could result in reduced sales for Mead.

In 1998, Mead began development of contingency plans within each business unit to lessen the impact of possible interruptions to its manufacturing operations or to customer service caused by delays in delivery of raw materials, utilities, water, transportation services from suppliers and government services. Mead is working with major customers to determine risks and alternatives to avoid any possible disruptions. The company expects to finalize these plans by mid-1999.

There is a risk that efforts to achieving Year 2000 compliance may not be completed on time. Failure to meet important milestones in the company's plans would alert the company to take steps necessary to notify customers, suppliers, employees and others.

Oversight of the company's Year 2000 efforts is the responsibility of the Executive Business Council. The Council includes the Chief Financial Officer, Chief Information Officer (CIO), General Counsel and Chief Purchasing Officer. The CIO reports the status of the company's readiness to the Audit Committee of the Board of Directors.

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

Mead assesses its interest rate risk by estimating the potential increase in its debt portfolio's fair market value resulting from a hypothetical parallel downward shift of the yield curve. Using the portfolio valuation models available from Bloomberg/TM/, which use theoretical values as well as market prices for instruments with similar characteristics, including the theoretical value of any embedded options (e.g. puts or calls), a hypothetical 100 basis point parallel downward shift of the yield curve would increase the fair market value of Mead's debt portfolio by approximately $91 million and $99 million, at December 31, 1998 and 1997, respectively.

During 1999, several financial instruments will mature and the company will consider alternatives that are consistent with business conditions, the interest rate environment and its interest rate exposure management policy.

FOREIGN CURRENCY

Mead has foreign-based operations, primarily in Western Europe, which accounted for approximately 14% of its 1998 net sales, and has a 50% interest in a Canadian-based investee. In addition, certain of Mead's domestic operations make sales to foreign customers. In the conduct of its foreign operation, Mead also makes intercompany sales, and receives royalties and dividends denominated in many different currencies. All of this exposes Mead to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of Mead's domestic operations are generally stable and regularly occurring, and are recorded at fair market value in Mead's financial statements. Mead also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates at loan issue and loan repayment dates. Generally, Mead uses forward exchange contracts with terms of less than one year to hedge these exposures. Based upon Mead's overall foreign currency exchange rate exposure at December 31, 1998, including derivative and other foreign currency sensitive instruments, a 10% adverse change in currency rates would not materially affect Mead's financial position, or annual results of operations or cash flows.

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

OUTLOOK

Selling prices for many grades of paper and paperboard are affected by changes in supply and demand. While growth in demand is generally gradual and tracks the rate of domestic economic growth, new supply comes onto the market in large increments with the start-up of new production capacity. The result can be temporary periods of oversupply that lead to price weakness, as in 1997 and 1998. New capacity in the U.S. is expected to grow at a slower rate between 1999 and 2001 than in the previous two years, according to the American Forest and Paper Association. New global capacity, primarily in Europe and Asia, has increasingly become a factor in recent years. In 1998, new global capacity and weaker markets in Asia led to an increase in imports of paper in the U.S. market, lower selling prices and reduced mill production schedules. The continued weakness in Asian economies is expected to continue pressuring U.S. prices. In the second half of 1998, Mead took downtime in coated paper to more closely match production and shipments. For the first half of 1999, Mead has cut planned production of coated paper by approximately 50,000 tons.

Mead's international sales are approximately 14% of overall sales, with most of it in Mead's Packaging, Coated Board and School and Office Products divisions, primarily in Europe and Canada. Fluctuations in European and Canadian currencies can affect operating results of these divisions. The impact in 1998 and 1997 was not material to Mead's overall results. The impact on Mead of the move to a common currency in Europe (the Euro) is uncertain at this time, but is not expected to be material.

During the year, Mead announced that it will implement enterprise resource planning (ERP) software across the company. Over time, the company expects that the technology will help achieve meaningful cost reductions and enhanced operating efficiencies. As a result, Mead expects a 5% reduction in the number of salaried employees and charges in future quarters related to the ERP implementation. Mead previously stated that this charge could be as much as $15 million in future quarters.

FORWARD-LOOKING STATEMENTS

Forward-looking statements throughout this report are based on current expectations and subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to: growth of supply in different sectors of the paper and forest products industry, particularly in the U.S., Europe, and Asia; demand for pulp in world markets; demand for paper and paperboard in U.S. and European markets; market prices for these products; fluctuations in foreign currency, primarily in Europe; the introduction of a new European currency (Euro); the stability of the financial markets; capacity spending levels in the industry; general business and economic conditions in the U.S., Europe, Asia and South America; interest rates and their volatility; government actions; resolution of Year 2000 issues; competitive factors; and opportunities that may be presented to and pursued by the company not known at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See information in Item 7.

Item 8.  Financial Statements and Supplementary Data


                                 Financial Statements

                                                                            Page
                                                                            ----
Financial Statements:
 Independent Auditors' Report............................................     25
 Statements of earnings..................................................     26
 Balance sheets..........................................................     27
 Statements of shareowners' equity.......................................     28
 Statements of cash flows................................................     29
 Notes to financial statements...........................................  30-49

                                 Supplementary Data

Selected quarterly financial data........................................     50

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
The Mead Corporation
Dayton, Ohio


We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries as of December 31, 1998 and 1997, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Dayton, Ohio
January 28, 1999

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF EARNINGS
----------------------


Year Ended December 31                                           1998         1997          1996
(All amounts in millions, except per share amounts)
Net sales                                                    $3,772.2     $3,745.8      $3,303.9
Cost of products sold (Note J)                                3,049.5      3,008.5       2,578.2
                                                             -----------------------------------
  Gross profit                                                  722.7        737.3         725.7
Selling and administrative expenses (Note J)                    422.3        404.4         393.4
                                                             -----------------------------------
  Earnings from operations                                      300.4        332.9         332.3
Other revenues - net (Note K)                                    34.2          7.3           9.4
Interest and debt expense                                      (109.0)       (98.2)        (57.7)
                                                             -----------------------------------
  Earnings from continuing operations
    before income taxes                                         225.6        242.0         284.0
Income taxes (Note L)                                            83.7         87.9         104.5
                                                             -----------------------------------
  Earnings from continuing operations before
    equity in net earnings (loss) of investees                  141.9        154.1         179.5
Equity in net earnings (loss) of investees (Note C)              (1.8)         8.9           4.3
                                                             -----------------------------------
  Earnings from continuing operations                           140.1        163.0         183.8
Discontinued operations (Note M)                                (20.4)       (12.9)         11.5
                                                             -----------------------------------
  Net earnings                                               $  119.7     $  150.1      $  195.3
                                                             ===================================
Earnings per common share - basic (Note A):
  Earnings from continuing operations                        $   1.36     $   1.56      $   1.75
  Discontinued operations                                        (.20)        (.12)          .11
                                                             -----------------------------------
  Net earnings                                               $   1.16     $   1.44      $   1.86
                                                             ===================================
  Weighted-average number of common shares
    outstanding                                                 103.3        104.5         104.8
                                                             ===================================
Earnings per common share - assuming dilution (Note A):
  Earnings from continuing operations                        $   1.34     $   1.53      $   1.73
  Discontinued operations                                        (.20)        (.12)          .11
                                                             -----------------------------------
  Net earnings                                               $   1.14     $   1.41      $   1.84
                                                             ===================================
  Weighted-average number of common shares
    outstanding - assuming dilution                             104.9        106.4         106.3
                                                             ===================================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS
--------------

December 31                                                    1998       1997
(All amounts in millions)
ASSETS
------

Current assets:
  Cash and cash equivalents                                $  102.0   $   29.5
  Accounts receivable, less allowance for
    doubtful accounts of $17.3 in 1998 and
    $15.0 in 1997                                             414.7      421.4
  Inventories (Note B)                                        479.5      424.4
  Deferred tax asset (Note L)                                  42.6       34.2
  Other current assets                                         47.6       41.7
                                                           -------------------
     Total current assets                                   1,086.4      951.2

Investments and other assets (Notes C and N)                  683.1      644.6

Property, plant and equipment, net
  (Notes D and P)                                           3,372.7    3,273.8

Net assets of distribution segment (Note M)                              282.8
                                                           -------------------
     Total assets                                          $5,142.2   $5,152.4
                                                           ===================
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
  Accounts payable (Note E)                                $  275.9   $  279.2
  Accrued expenses and other current
    liabilities (Notes E and Q)                               395.7      357.5
  Current maturities of long-term debt                          7.9        1.8
                                                           -------------------
     Total current liabilities                                679.5      638.5

Long-term debt (Notes F and P)                              1,367.4    1,428.0

Commitments and contingent liabilities (Notes P and Q)

Deferred items (Notes L and O)                                843.3      797.4

Shareowners' equity (Notes H and I):
  Common shares                                               151.9      154.9
  Additional paid-in capital                                   66.3       53.5
  Retained earnings                                         2,076.9    2,100.6

  Other comprehensive loss                                    (43.1)     (20.5)
                                                           -------------------
                                                            2,252.0    2,288.5
                                                           -------------------
     Total liabilities and shareowners' equity             $5,142.2   $5,152.4
                                                           ===================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF SHAREOWNERS' EQUITY
---------------------------------

(All dollar amounts in
millions, except per share
amounts in thousands )                    Common Shares                                            Other    Comprehensive
                                       -------------------       Additional        Retained    Comprehensive   Earnings
                                       Shares       Amount     Paid-In Capital     Earnings         Loss        (Loss)
                                       ----------------------------------------------------------------------------------
December 31, 1995                      105,794      $157.8         $               $2,003.2       $  (.8)       $

     Net earnings                                                                     195.3                      195.3
     Shares issued                         672          .9          13.4
     Shares purchased                   (2,194)       (3.2)          (.2)             (56.5)
     Cash dividends -
       $.59 a common
       share                                                                          (61.9)
     Foreign currency
       translation
       adjustment                                                                                   (1.6)         (1.6)
                                       ----------------------------------------------------------------------------------
December 31, 1996                      104,272       155.5          13.2            2,080.1         (2.4)       $193.7
                                                                                                                ------
     Net earnings                                                                     150.1                     $150.1
     Shares issued                       1,743         2.6          41.2
     Shares purchased                   (2,130)       (3.2)          (.9)             (65.8)
     Cash dividends -
       $.61 a common
       share                                                                          (63.8)
     Foreign currency
       translation
       adjustment                                                                                  (18.1)        (18.1)
                                       ----------------------------------------------------------------------------------
December 31, 1997                      103,885       154.9          53.5            2,100.6        (20.5)       $132.0
                                                                                                                ------
     Net earnings                                                                     119.7                     $119.7
     Shares issued                         587          .9          14.5
     Shares purchased                   (2,642)       (3.9)         (1.7)             (77.2)
     Cash dividends -
       $.64 a common
       share                                                                          (66.2)
     Foreign currency
       translation
       adjustment                                                                                  (15.0)        (15.0)
     Change in minimum
       pension liability (net
       of income tax benefit
       of $4.5)                                                                                     (7.6)         (7.6)
                                       ----------------------------------------------------------------------------------
December 31, 1998                      101,830      $151.9         $66.3           $2,076.9       $(43.1)       $ 97.1
                                       ==================================================================================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF CASH FLOWS
------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
------------------------------------------------

Year Ended December 31                                    1998      1997       1996
(All dollar amounts in millions)
Cash flows from operating activities:
  Net earnings                                         $ 119.7   $ 150.1   $   195.3
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation, amortization and depletion of
        property, plant and equipment                    260.3     238.4       199.2
      Depreciation and amortization of other assets       41.5      44.1        45.2
      Deferred income taxes                               30.5      37.2        54.2
      Investees - earnings and dividends                  16.3       1.3         7.1
          Gain on sale of assets                         (28.3)
      Discontinued operations                             20.4      12.9       (11.5)
      Other                                                8.9     (20.8)      (16.2)
      Change in assets and liabilities, excluding
        effects of acquisitions and dispositions:
         Accounts receivable                              17.1        .3        35.6
         Inventories                                     (46.0)     11.5       (13.8)
         Other current assets                             (5.6)      2.1         6.8
         Accounts payable and accrued liabilities         (6.1)    (26.7)      (40.7)
  Cash (used in) discontinued operations                  (8.5)    (50.2)      (39.8)
                                                       -----------------------------
      Net cash provided by operating activities          420.2     400.2       421.4
                                                       -----------------------------
Cash flows from investing activities:
  Capital expenditures                                  (384.0)   (437.3)     (428.7)
     Additions to equipment rented to others             (31.1)    (33.0)      (40.6)
  Payments for acquired businesses                       (50.9)   (640.4)
  Proceeds from sale of assets                           342.2      19.6
  Other                                                  (33.6)     (3.4)       18.6
                                                       -----------------------------
      Net cash (used in) investing activities           (157.4)   (473.7)   (1,071.5)
                                                       -----------------------------
Cash flows from financing activities:
  Additional borrowings                                  160.5     719.5       561.1
  Payments on borrowings                                (217.2)   (547.2)      (75.5)
  Cash dividends paid                                    (66.2)    (63.8)      (61.9)
  Common shares issued                                    15.4      43.8        14.3
  Common shares purchased                                (82.8)    (69.9)      (59.9)
                                                       -----------------------------
      Net cash provided by (used in) financing
       activities                                       (190.3)     82.4       378.1
                                                       -----------------------------
Increase (decrease) in cash and cash equivalents          72.5       8.9      (272.0)
Cash and cash equivalents at beginning of year            29.5      20.6       292.6
                                                       -----------------------------
Cash and cash equivalents at end of year               $ 102.0   $  29.5   $    20.6
                                                       =============================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------

A - Significant Accounting Policies

CONSOLIDATION. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated. Investments in investees are stated at cost plus the Company's equity in their undistributed net earnings since acquisition.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES. The inventories of finished and semi-finished products and raw materials are stated primarily at the lower of cost or market determined on the last-in, first-out (LIFO) basis. Stores and supplies are stated at cost determined on the first-in, first-out (FIFO) basis.

OTHER ASSETS. Included in other assets are goodwill and other intangibles, which are being amortized using the straight-line method over their estimated useful lives of 10 to 15 years. The Company periodically reviews goodwill balances for impairment based on the expected future cash flows of the related businesses acquired.

COMPUTER SOFTWARE COSTS. The Company capitalizes costs of computer software purchased from third parties and used for internal purposes. These costs are amortized using the straight-line method over their estimated useful lives of three years.

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

NET EARNINGS PER COMMON SHARE. Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year. The difference between earnings per common share and earnings per common share-assuming dilution is the result of outstanding stock options.

STOCK OPTIONS. The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

COMPREHENSIVE EARNINGS. Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. The Company's difference between net earnings and comprehensive earnings relates to the changes in foreign currency translation adjustment and changes in additional minimum pension liability.

ACCOUNTING PRONOUNCEMENT. In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The impact of adopting this statement is not anticipated to be material to the financial statements. This statement is effective for fiscal years beginning after June 15, 1999.

B - Inventories

December 31                             1998    1997
(All dollar amounts in millions)

Finished and semi-finished products    $295.0  $242.4
Raw materials                           109.2    99.3
Stores and supplies                      75.3    82.7
                                       --------------
                                       $479.5  $424.4
                                       ==============

For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $175.6 million and $179.0 million higher than reported at December 31, 1998 and 1997, respectively.

C - Investments and Other Assets

December 31                                 1998    1997
(All dollar amounts in millions)

Investment in investees                    $127.5  $151.1
Pension asset                               264.3   237.2
Equipment rented to others, at cost
 (net of accumulated depreciation of
 $290.7 in 1998 and $257.0 in 1997)          83.3    90.1
Cash surrender value of life insurance,
 less policy loans of $45.4 in 1998 and
 $40.1 in 1997                              118.8    94.3
Other                                        89.2    71.9
                                           --------------
                                           $683.1  $644.6
                                           ==============

The Company's principal investees are the 50%-owned Northwood Forest Industries Ltd., which manufactures bleached softwood kraft pulp, lumber and plywood and the 30% ownership interest in a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill. Under an agreement with Northwood, Mead is entitled to purchase the pulp it requires.

Total investments in investees are as follows:

December 31                                                  1998     1997
(All dollar amounts in millions)

Investments, at cost                                         $ 50.1   $ 48.9
Foreign currency translation adjustment                       (23.8)   (15.3)
Equity in undistributed net earnings                          101.2    117.5
Total investments in investees (equal to                     ---------------
  Mead's share of investees' equity)                         $127.5   $151.1
                                                             ===============

Summarized operating data for all investees is presented in the following table:

Year Ended December 31                                       1998     1997     1996
(All dollar amounts in millions)

Revenues:
  Sales to Mead                                              $ 67.9   $ 66.4   $ 30.4
  Sales to other customers                                    623.7    658.1    638.4
                                                             ------------------------
                                                             $691.6   $724.5   $668.8
                                                             ========================
Purchases from Mead                                          $ 49.2   $ 43.5   $  8.5
                                                             ========================
Gross profit                                                 $ 42.9   $ 77.0   $ 49.5
                                                             ========================
Net earnings                                                 $ 18.3   $ 28.2   $ 14.0
                                                             ========================
Mead's share of net earnings
  (loss), after reduction for
  Mead's income taxes on
  partnership earnings                                       $ (1.8)  $  8.9   $  4.3
                                                             ========================
Dividends and partnership
  distributions received                                     $  20.3  $  11.9  $ 13.4
                                                             ========================

Summarized balance sheet data for all investees is as follows:

December 31                                                  1998     1997
(All dollar amounts in millions)
Current assets                                               $212.9   $271.1
Noncurrent assets                                             739.5    767.5
Current liabilities                                          (132.1)  (148.6)
Long-term debt and deferred items                            (534.4)  (562.0)
                                                             ---------------
Equity                                                       $285.9   $328.0
                                                             ===============

D - Property, Plant and Equipment


December 31                                   1998      1997
(All dollar amounts in millions)

Property, plant and equipment, at cost
  Land and land improvements              $  165.4  $  162.1
  Buildings                                  615.3     580.2
  Machinery and equipment                  4,492.2   4,123.3
  Construction in progress                    87.9     237.0
                                          ------------------
                                           5,360.8   5,102.6
Less accumulated amortization and
  depreciation                            (2,369.1) (2,191.3)
                                          ------------------
                                           2,991.7   2,911.3
Timber and timberlands, net of timber
  depletion                                  381.0     362.5
                                          ------------------
    Property, plant and equipment, net    $3,372.7  $3,273.8
                                          ==================

E - Current Liabilities

December 31                                   1998      1997
(All dollar amounts in millions)

Accounts payable:
  Trade                                   $  199.2  $  175.8
  Affiliated companies                        32.5      37.1
  Outstanding checks                          44.2      66.3
                                          --------  --------
                                          $  275.9  $  279.2
                                          ========  ========
Accrued expenses and other
current liabilities:
  Accrued wages                           $   88.7  $   89.4
  Taxes, other than income                    40.1      36.0
  Accrued interest                            37.2      36.3
  Other current liabilities                  229.7     195.8
                                          ------------------
                                          $  395.7  $  357.5
                                          ==================

F - Long-Term Debt

December 31                                             1998     1997
(All dollar amounts in millions)
Capital lease obligations                           $  287.3   $  187.2
Variable-rate Industrial
  Development Revenue Bonds, due from 2001
    through 2023, average effective rate 3.4%          165.4      163.4
8-1/8% debentures, face amount of $150.0,
  due 2023 (effective rate 8.4%)                       147.9      147.8
7-1/8% debentures, face amount of $150.0,
  due 2025 (effective rate 7.4%)                       147.2      147.0
7.35% debentures, face amount of $150.0, due
  2017 (effective rate 7.4%)                           148.5      148.4
6.84% debentures, face amount of $150.0, due
  2037 (effective rate 7.0%)                           148.2      148.0
7.55% debentures, face amount of $150.0, due
  2047 (effective rate 7.7%)                           143.6      143.5
6.60% notes, face amount of $100.0, due 2002
  (effective rate 6.9%)                                 99.0       98.7
Medium-term notes, 7.3% to 9.8%, face amount
  of $78.5, due from 2000 through 2020 (effective
  rate 10.0%)                                           75.9       75.0
Short-term borrowings refinanced on a long-term
  basis                                                           155.3
Other                                                    4.4       13.7
                                                    --------   --------

                                                    $1,367.4   $1,428.0
                                                    ========   ========

Capital lease obligations consist primarily of Industrial Development Revenue Bonds and Notes with an average effective rate of 4.3%. The variable-rate Industrial Development Revenue Bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rates.

The 8-1/8% and 7-1/8% debentures are callable by the Company at approximately 103% beginning in 2003. The 6.84% debentures can be put to the Company at par value in 2007.

The Company has a $500 million bank credit agreement that extends until October 2002. The agreement supports $74.5 million of the Company's capital lease obligations and contains restrictive covenants and requires commitment fees in accordance with standard banking practices. The Company has the ability to borrow up to $425.5 million at December 31, 1998.

Maturities of long-term debt for the next five years are $7.9 million in 1999, $35.5 million in 2000, $12.6 million in 2001, $135.3 million in 2002 and $1.0 million in 2003.

The Company has guaranteed obligations of certain affiliated operations and others totaling $39.9 million at December 31, 1998. In addition, the Company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with a syndicate of banks, which matures in 2003. The loan, one-half of which has been guaranteed by the Company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees, however, the Company does not expect to incur losses as a result of these guarantees.

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

The risk of loss to the Company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. All counterparties are rated A or higher by Moody's and Standard and Poor's. Although the derivative financial instruments expose the Company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

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

The fair values of the interest rate swap and cap agreements are estimated using quotes from brokers and represent the cash requirement if the existing agreements had been settled at year end. Selected information related to the Company's interest rate swap and cap agreements is as follows:


                           Swap agreements        Cap agreements
December 31                1998        1997      1998        1997
(All dollar amounts
in millions)

Notional amount        $  114.2    $  180.0   $  50.0    $  150.0
                       ==========================================
Fair value             $   (4.6)   $   (5.6)  $          $
Carrying amount            (3.2)       (4.9)       .2          .3
                       ------------------------------------------
Net unrecognized (loss)$   (1.4)   $    (.7)  $   (.2)   $    (.3)
                       ==========================================

The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's international operations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of specified foreign currencies at a future date. The Company utilizes forward contracts which are short-term in duration (generally one month) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The major currency exposures hedged by the Company are the Dutch guilder, British pound, Japanese yen and German mark. The contract amount of foreign currency forwards at December 31, 1998 and 1997, is $127.2 million and $129.0 million, respectively. The carrying amount and fair value of these contracts are not significant.

The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of long-term debt, excluding capital leases, was $1,152.2 million and $1,310.1 million at December 31, 1998 and 1997, respectively, and the related carrying amounts were $1,080.1 million and $1,240.8 million, respectively.

At December 31, 1998 and 1997, the Company held short-term investments which are included in cash and cash equivalents. The carrying amount of these short-term investments is a reasonable estimate of fair value.

H - Shareowners' Equity

The Company has authorized 300 million no par common shares. The Company has outstanding authorization from the Board of Directors to repurchase up to 10 million common shares of which 8.8 million have been repurchased as of December 31, 1998. A total of 33.0 million and 30.4 million common shares were held in treasury at December 31, 1998 and 1997, respectively.

Under a Rights Agreement, each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately 10 days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the Company (or, in certain circumstances, cash, property or other securities of the Company) having a value of $200 for $100, the initial exercise price. The rights expire in 2006 and are presently redeemable at $.005 per right. At December 31, 1998, there were 149.2 million common shares reserved for issuance under this plan.

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

At December 31, 1998, there is $1.3 billion available for common dividends which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

I - Stock-Based Compensation Plans

Officers and key employees have been granted stock options under various stock-based compensation plans. Options to purchase 3.3 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the Company's stock on the date of the grant. The options and rights have a maximum term of 10 years and vest after one year or three years. Under the 1996 Stock Option Plan, additional options (reload options) can be granted at the current market price upon the exercise of the original incentive stock option. The option holder must hold the shares acquired for three years in order to vest in the reload options. There are 13.0 million shares reserved for issuance under these plans.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the Company. These shares are restricted for periods of six months to five years. As of December 31, 1998, 9,000 common shares are issued and outstanding under the plan. There are 770,000 shares reserved for issuance under this plan.
There were 7,000, 27,000 and 4,000 shares granted in 1998, 1997 and 1996, respectively, at a weighted-average price of $29.24, $29.58 and $27.23, respectively.

The following table summarizes activity in the Company's stock-based compensation plans:

(All share amounts in thousands)                          1998                       1997                     1996
                                                     Weighted-                  Weighted-                Weighted-
                                                       Average                    Average                  Average
                                                      Exercise                   Exercise                 Exercise
                                         Shares          Price      Shares          Price     Shares         Price
Outstanding at beginning of year          7,480         $24.62       7,470         $22.44      6,528        $20.97
Granted                                   1,734          34.11       1,902          29.73      1,744         26.61
Exercised                                  (604)         22.12      (1,825)         21.02       (722)        18.85
Canceled                                    (36)         32.97         (67)         25.52        (80)        25.87
                                         ------                     ------                     -----

Outstanding at end of year                8,574         $26.68       7,480         $24.62      7,470        $22.44
                                         ======                     ======                     =====

Exercisable at year end                   6,739         $24.77       5,445         $22.80      5,778        $21.22
                                         ======                     ======                     =====
Weighted-average fair value of
options granted during the year
using the extended binomial option-
pricing model                            $10.56                      $8.30                     $6.71
Weighted-average assumptions
used for grants:
  Expected dividend yield                     2%                         2%                        2%
  Expected volatility                        29%                        21%                       22%
  Risk-free interest rate                   5.6%                       6.3%                      5.6%
  Expected life of option (in years)        6.0                        5.8                       5.5

The following table shows various information about stock options outstanding at December 31, 1998:

(All share amounts in thousands)
                          Options Outstanding                 Options Exercisable
                 --------------------------------------   --------------------------
                                   Weighted-
                                     Average
                         Number    Remaining  Weighted-          Number    Weighted-
                 Outstanding at  Contractual    Average   Exercisable at     Average
   Range of        December 31,     Life (in   Exercise     December 31,    Exercise
Exercise Prices            1998       years)      Price             1998       Price

$13.31 - $18.32           1,054          2.5     $16.51            1,054      $16.51
 20.75 -  27.32           3,873          5.8      24.69            3,822       24.68
 28.15 -  34.22           3,647          8.7      31.73            1,863       29.62
                          -----                                    -----
$13.31 - $34.22           8,574          6.6    $ 26.68            6,739      $24.77
                          =====                                    =====

Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards were less than $1 million in each of 1998, 1997 and 1996. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the Company's net earnings and earnings per common share would have been reduced to the following pro forma amounts:

Year Ended December 31                 1998    1997    1996

Net earnings (in millions):
  As reported                        $119.7  $150.1  $195.3
                                     ======================
  Pro forma                          $108.7  $141.4  $188.8
                                     ======================
Earnings per common share-
  (assuming dilution)
  As reported                        $ 1.14  $ 1.41  $ 1.84
                                     ======================
  Pro forma                          $ 1.04  $ 1.33  $ 1.78
                                     ======================

J - Asset Write-downs and Employee Termination Costs

During 1998, the Company recorded a pretax charge of $37.7 million write-downs primarily in cost of sales for asset write-downs and other charges. The charges were principally comprised of a $10.4 million reserve for stores and supplies inventory, $10.4 million for the write-off of capitalized software costs as a result of the decision to implement an enterprise resource planning computer system, an $8.2 million charge related to the Japanese packaging operation, and $4.6 million for the write-off and disposal of certain plant equipment that was replaced by new equipment at the Containerboard division's mill in Stevenson, Alabama.

The reserve for stores and supplies was recorded upon the completion of a study in the second quarter to determine the future utility of obsolete and excess replacement parts that are used to support the maintenance of plant machinery and equipment in the paper and packaging and paperboard segments. The reserve adjusted those items identified as having diminished utility to their net realizable value and is expected to be fully utilized in the near term as items are disposed.

As a result of the deteriorating economic environment in Japan and poor operating performance by the Japanese packaging operation, a charge was recorded to write-down certain inventory and to reflect the impairment of property, plant and equipment and goodwill. The fair value of the fixed assets and goodwill and the related write-down in value was determined based on management's assessment of the future cash flows of the operations.

In the third quarter of 1998, the Company adopted a plan to make organizational changes and reduce its workforce, and recorded a charge of approximately $22.0 million for employee severance and related costs in selling and administrative expenses. This plan involves terminating 318 domestic employees, primarily salaried, and was communicated to employees in the third quarter. The charge covered severance payments and medical, dental and other benefits. Through December 31, 1998, 202 people have left the Company, and the remainder are expected to leave before the end of the third quarter of 1999.

The following is a summary related to the charge for severance and other benefit costs recorded in the year ended December 31, 1998 (in millions):

Charge recorded                      $  22.0
Used for intended purpose              (12.1)
                                     -------
Balance at December 31, 1998         $   9.9
                                     =======

The total charges by segment for asset write-downs and employee termination costs for the year ended December 31, 1998, are as follows (in millions):

Paper                              $    28.2
Packaging and Paperboard                25.2
School and Office Products               4.6
Corporate and other                      1.7
                                   ---------
                                   $    59.7
                                   =========

K - Other Revenues - Net

Year Ended December 31                  1998     1997     1996
(All dollar amounts in millions)

Investment income                    $   6.4  $   3.0  $   6.4
Gain on sale of assets                  28.3
Other                                    (.5)     4.3      3.0
                                     -------------------------
                                     $  34.2  $   7.3  $   9.4
                                     =========================

In the fourth quarter of 1998, the Company recorded a gain on sale of assets. This gain is comprised of $11.8 million on the sale of timberland, $13.9 million related to the sale of non-strategic packaging businesses and $2.6 million on the sale of an undeveloped mill site in Tennessee. The effect of the sale of the distribution segment's remaining real estate assets sold in the fourth quarter is recorded in discontinued operations.

L - Income Taxes

The principal current and non-current deferred tax assets and (liabilities) are as follows:

December 31                                  1998        1997
(All dollar amounts in millions)

Deferred tax liabilities:
  Accelerated depreciation
    for tax purposes                      $(540.3)    $(493.0)
  Nontaxable pension asset                 (100.4)      (90.1)
  Deferred installment gain                 (47.5)      (47.5)
  Other                                     (63.5)      (55.0)
                                          -------------------
                                           (751.7)     (685.6)
Deferred tax assets:
  Alternative minimum tax carryforward       27.1        16.0
  Compensation and fringe benefits
    accruals                                 61.2        55.8
  Postretirement benefit accrual             46.9        48.3
  Loss provisions and other expenses
    not currently deductible                 50.7        29.3
  Other                                      25.0        21.4
                                          -------------------
                                            210.9       170.8
                                          -------------------
    Net deferred liability                $(540.8)    $(514.8)
                                          ===================
Included in the balance sheets:
  Current assets - deferred tax asset     $  42.6     $  34.2
  Deferred items                           (583.4)     (549.0)
                                          -------------------
    Net deferred liability                $(540.8)    $(514.8)
                                          ===================

The significant components of income tax expense are as follows:

Year Ended December 31                      1998      1997     1996
(All dollar amounts in millions)
Currently payable:
  Federal                                $   9.8   $  15.5   $ 36.9
  Federal alternative minimum tax           11.1      16.0
  State and local                            3.3        .2      6.8
  Foreign                                   13.4      14.3     13.1
                                         --------------------------
                                            37.6      46.0     56.8
Change in deferred income taxes             26.0      37.2     57.4
                                         --------------------------
                                            63.6      83.2    114.2
Allocation to partnership earnings           (5.7)     (1.9)   (2.0)
Allocation to discontinued operations        21.3       6.6    (7.7)
Allocation to other comprehensive
  loss                                       4.5
                                         --------------------------
                                         $  83.7   $  87.9   $104.5
                                         ==========================

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

Year Ended December 31                        1998    1997     1996
(All dollar amounts in millions)

Federal taxes computed at statutory
  rate                                       $79.0   $84.7   $ 99.4
State and local income taxes, net
  of federal benefit                           2.9     4.0      6.5
Impact related to difference in tax
 rates for foreign operations                  2.1    (1.2)    (1.3)
Other                                          (.3)     .4      (.1)
                                             ----------------------
Income taxes                                 $83.7   $87.9   $104.5
                                             ======================
Effective tax rate                            37.1%   36.3%    36.8%
                                             ======================

Earnings from operations of foreign subsidiaries were $35.0 million, $43.9 million, and $45.1 million in 1998, 1997 and 1996, respectively. At December 31, 1998, no domestic income taxes have been provided on the Company's share of the undistributed net earnings of corporate investees and overseas operations. Those earnings totaled $175.4 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $8 million at December 31, 1998.

M - Discontinued Operations

On June 9, 1998, the Board of Directors approved a plan to discontinue the Company's distribution segment. On July 31, 1998, the Company closed on the sale of the distribution segment's business, Zellerbach, for approximately $263 million. During the fourth quarter of 1998, the Company completed the divestiture of the distribution segment with the sale of remaining real estate for approximately $25 million. The financial statements and notes have been reclassified for all periods presented to reflect this segment as a discontinued operation. Revenues of the distribution segment were $965.0 million, $1,553.3 million and $1,585.3 million in 1998, 1997 and 1996, respectively.

The following are the components of discontinued operations:

Year Ended December 31                     1998       1997      1996
(All dollar amounts in millions)

Earnings (losses) from operations of
distribution segment, net of income
tax benefit of $3.1 million and $6.6
million in 1998 and 1997 and income
tax expense of $4.5 million in 1996     $  (6.0)   $  (12.9)   $  6.1

Loss on sale of distribution segment
(including loss on operations during
phase-out period of $3.2 million),
net of income tax benefit of $18.2
million                                   (14.4)

Gain on sale of Imaging business,
net of income tax expense of $3.2
million                                                           5.4
                                        -----------------------------
                                        $ (20.4)   $  (12.9)   $ 11.5
                                        =============================

N - Pension Plans

The Company has pension plans that cover substantially all employees. Pension benefits for bargaining employees are primarily based upon years of credited service. Benefits for salaried and other non-bargaining employees are based upon years of service and the employee's average final earnings. Mead's funding policy is to contribute amounts to the plans sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act. Effective December 31, 1998, the Company adopted SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits.

Summary information for all of Company's plans is as follows:

December 31                                       1998       1997
(All dollar amounts in millions)

Change in the projected benefit obligation:
  Projected benefit obligation at beginning
  of year                                      $ (749.9)   $(692.4)
  Service cost                                    (22.0)     (20.9)
  Interest cost                                   (50.7)     (51.0)
  Actuarial loss                                 (105.4)     (56.3)
  Benefits paid                                   123.9       79.2
  Plan amendments                                 (31.0)      (2.6)
  Termination adjustment due to benefit
    enhancements                                   (3.6)      (5.9)
  Settlement adjustment                           (24.0)
  Curtailment adjustment                            8.3
                                               -------------------
Projected benefit obligation at end of year    $ (854.4)   $(749.9)
                                               ===================
Change in the plan assets:
  Fair value of plan assets at beginning of
    year                                       $  978.5    $ 888.7
  Actual return on plan assets                    156.4      164.0
  Employer contributions                           15.8        5.0
  Benefits paid                                  (123.9)     (79.2)
                                               -------------------
Fair value of plan assets at end of year       $1,026.8    $ 978.5
                                               ===================
Plan assets in excess of projected
  benefit obligation                           $  172.4    $ 228.6
Reconciliation of financial status of plans
  to amounts recorded in Mead's balance
  sheets:
     Unamortized prior service cost                28.7       33.4
     Unrecorded effect of net loss(gain)
       arising from differences between
       actuarial assumptions used to
       determine periodic pension expense
       and actual experience                       67.2      (13.1)
     Unamortized plan assets in excess of
       plan liabilities (overfunding) at
       January 1, 1986 - to be recognized
       as a reduction of future years'
       pension expense                            (16.0)     (24.3)
     Adjustment for minimum pension liability                (16.9)
                                               -------------------
Net pension asset                              $  235.4    $ 224.6
                                               ===================

Amounts recognized in Mead's balance sheets consist of:

                                                   1998       1997
  Pension asset                                  $264.3     $237.2
  Other current liabilities                       (28.9)     (12.6)
  Other assets                                      4.8
  Other comprehensive loss                          7.6

Benefit obligation discount rate                   6.50%      7.00%
                                                 =================
Rate of compensation increase
  (for pay-related plans only)                     5.25%      5.25%
                                                 =================

The total projected benefit obligation for the Company's pension plans includes $39.7 million and $31.4 million at December 31, 1998 and 1997, respectively, of the unfunded plans, of which $26.3 million and $26.3 million represent the accumulated benefit obligation.

The components of net pension (income) for all pension plans are as follows:

Year Ended December 31                       1998      1997      1996
(All dollar amounts in millions)

Service cost, benefits earned during
 the year                                  $ 22.0    $ 20.9    $ 20.4
Interest cost on projected benefit
 obligation                                  50.7      51.0      49.6
Expected return on plan assets              (86.7)    (78.2)    (77.7)
Amortization of prior service cost            2.8       2.7       1.2
Amortization of unrecognized net (gain)
  loss                                        (.3)       .8       4.5
Amortization of net transition asset         (7.9)     (7.9)     (7.9)
Termination loss                              3.6       2.5       2.4
Settlement loss                              13.3        .7
Curtailment loss                               .4
                                           --------------------------
Net pension (income)                         (2.1)     (7.5)     (7.5)
Less - net pension expense allocated
  to discontinued operations                  7.4       3.3       4.0
                                           --------------------------
Net pension (income) - continuing
  operations                               $ (9.5)   $(10.8)   $(11.5)
                                           ==========================

The plan assets consist primarily of common stocks and fixed income securities. The expected long-term rate of return on plan assets used in determining net pension income was 9% in all years.

The Company's pension plans require the allocation of excess plan assets to plan members if the plans are terminated, merged or consolidated following a change in control (as defined) of the Company opposed by the Board of Directors of the Company. Amendment of these provisions after such a change in control would require approval of plan participants.

The Company also has 401(k) plans that cover substantially all U.S. employees. Expense for Company matching contributions under these plans was approximately $11.9 million in 1998, $10.3 million in 1997 and $9.4 million in 1996.

O - Postretirement Benefits Other than Pensions

The Company funds certain health care benefit costs principally on a pay-as-you-go basis, with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the Company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions. Effective December 31, 1998, the Company adopted SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits.

Summary information on the Company's plans is as follows:

December 31                                           1998      1997
(All dollar amounts in millions)

Change in the projected benefit obligation:
  Accumulated postretirement benefit
    obligation at beginning of year                $(120.6)  $(114.3)
  Service cost                                        (3.7)     (2.5)
  Interest cost                                       (7.7)     (8.0)
  Actuarial loss                                       (.9)     (8.7)
  Benefits paid                                        8.5       8.5
  Curtailment adjustment                               4.7       4.4
                                                   -----------------
Accumulated postretirement benefit
    obligation at end of year                       (119.7)   (120.6)
                                                   -----------------
Change in the plan assets:
  Fair value of plan assets at beginning
    of year                                            9.1       8.2
  Actual return on plan assets                         1.0        .9
  Employer contributions                               8.5       8.5
  Benefits paid                                       (8.5)     (8.5)
                                                   -----------------
  Fair value of plan assets at end of year            10.1       9.1
                                                   -----------------
Accumulated postretirement benefit obligation
  in excess of plan assets                          (109.6)   (111.5)
Reconciliation of financial status of plans
  to amounts recorded in Mead's balance sheets:
     Unrecorded effect of net (gain) arising
     from differences between actuarial
     assumptions used to determine periodic
     postretirement expense and actual
     experience                                      (14.1)    (16.0)
                                                   -----------------
Accrued postretirement benefit cost -
  included in deferred items                       $(123.7)  $(127.5)
                                                   =================
Benefit obligation discount rate                      6.50%     7.00%
                                                   =================

The components of net periodic postretirement benefit cost are as follows:

Year Ended December 31                      1998    1997    1996
(All dollar amounts in millions)

Service cost, benefits attributed to
 employee service during the year          $ 3.7  $  2.5  $  2.4
Interest cost on accumulated
 postretirement benefit obligation           7.6     8.0     8.6
Expected return on plan assets               (.7)    (.6)    (.7)
Curtailment gain                            (4.7)
Amortization of unrecognized net (gain)      (.7)   (1.4)
                                           ---------------------
Net periodic postretirement benefit cost   $ 5.2  $  8.5  $ 10.3
                                           =====================

Included in net periodic postretirement benefit cost in 1998 is a curtailment gain of $4.7 million allocated to the Company's discontinued operations.

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation in 1998 was 7.4% declining by .8% per year to an ultimate rate of 5.0%. The assumed health care trend rates used in 1997 and 1996 were 8.2% and 9.0%, respectively, declining by .8% per year.

If the health care cost trend rate assumptions were increased or decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998, would be increased or decreased by 11.4% and 10.0%, respectively. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1998 would be an increase or decrease of 9.2% and 7.8%, respectively.

P - Leases

At December 31, 1998, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                                           Capital  Operating
                                            Leases     Leases
Year Ending December 31:
(All dollar amounts in millions)
     1999                                   $ 13.2     $ 29.0
     2000                                     13.1       21.5
     2001                                     11.6       14.3
     2002                                     11.6       11.3
     2003                                     11.6        9.2
     Later years through 2033                586.7       44.8
                                            -----------------
Total minimum lease payments                 647.8     $130.1
                                                       ======
Less amount representing interest           (359.5)
                                            ------
Present value of net minimum lease payments  288.3

Less current maturities of capital lease
  obligations                                (1.0)
                                            ------
Capital lease obligations                   $287.3
                                            ======

Capital leases are for manufacturing facilities, equipment and warehouse and office space. Capital lease property included in property, plant and equipment is as follows:

December 31                                1998     1997
(All dollar amounts in millions)

Land and buildings                        $  1.9   $  4.4
Machinery and equipment                    290.9    195.6
                                          ---------------
                                           292.8    200.0
Less accumulated amortization              (78.3)   (80.5)
                                          ---------------
                                          $214.5   $119.5
                                          ===============

The majority of rent expense is for operating leases which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $51.7 million, $49.8 million and $46.4 million in 1998, 1997 and 1996, respectively.

Q - Litigation and Other Proceedings

The Company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The Company has also been identified as a potentially responsible party in at least 20 environmental proceedings. It is not possible to determine the ultimate liability, if any, in all these matters. The Company has established reserves of $38 million relating to environmental liabilities, including those related to discontinued operations, which it believes are probable and reasonably estimable. The Company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $50 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions less favorable to the Company among those outcomes that are considered reasonably possible were used. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition, results of operations or liquidity of the Company.

R - Additional Information on Cash Flows

Year Ended December 31                1998     1997     1996
(All dollar amounts in millions)

Cash paid during the year for:
 Interest                           $111.3    $90.0    $69.0
  Less amount capitalized             (6.3)    (9.2)    (6.9)
                                    ------------------------
 Interest, net of amount
   capitalized                      $105.0    $80.8    $62.1
                                    ========================
 Income taxes                       $ 31.8    $41.3    $58.8
                                    ========================

S - Segment Information

Effective March 30, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Industry Segments

The Company classifies its businesses into three industry segments. The Paper operations manufacture and sell printing, writing, carbonless copy, publishing and specialty paper primarily to domestic publishers, printers and converters. The Packaging and Paperboard operations manufacture and sell beverage and food packaging materials, corrugated shipping containers and paperboard to those markets primarily located in the United States with other operations conducted in Europe, Latin America and the Pacific Rim. The School and Office Products operations are predominantly domestic and manufacture and distribute school and office paper related products to retailers.

The Company evaluates performance based on earnings from continuing operations before income taxes and equity in net earnings of investees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note A).

A comparison of the operations of the Company's businesses based on sales, earnings from continuing operations before income taxes and identifiable assets is shown below.

Year Ended December 31                  1998       1997       1996
(All dollar amounts in millions)

Net sales:
  Industry segments:
    Paper                             $1,795.6   $1,797.8   $1,434.0
    Packaging and Paperboard           1,494.2    1,431.8    1,371.4
    School and Office Products           482.4      516.2      498.5
                                      ------------------------------
    Total                             $3,772.2   $3,745.8   $3,303.9
                                      ==============================

Earnings (loss) from continuing operations before income taxes:
  Industry segments:
    Paper                             $  206.3   $  195.6   $  194.8
    Packaging and Paperboard             142.5      129.6      138.6
    School and Office Products            42.8       57.3       57.9
  Corporate and other (1)               (166.0)    (140.5)    (107.3)
                                      ------------------------------
Total                                 $  225.6   $  242.0   $  284.0
                                      ==============================

                                                 1998       1997       1996
Depreciation, depletion and amortization:
  Industry segments:
    Paper                                    $  116.8   $  111.1   $   83.3
    Packaging and Paperboard                    160.9      149.1      141.4
    School and Office Products                    9.1        8.2        8.2
  Corporate and other                            15.0       14.1       11.5
                                             ------------------------------
    Total                                    $  301.8   $  282.5   $  244.4
                                             ==============================

Identifiable assets (2):
  Industry segments:
    Paper                                    $2,181.3   $2,113.4   $2,119.5
    Packaging and Paperboard                  1,935.9    1,941.3    1,782.7
    School and Office Products                  229.8      191.3      153.3
    Intersegment Elimination                     (1.4)       (.5)       (.6)
  Corporate and other                           796.6      906.9      851.0
                                             ------------------------------
    Total                                    $5,142.2   $5,152.4   $4,905.9
                                             ==============================

Capital expenditures:
  Industry segments:
    Paper                                    $  178.4   $  110.5   $  101.5

    Packaging and Paperboard                    169.9      293.8      294.9
    School and Office Products                   10.6       11.6       10.7
  Corporate and other                            25.1       21.4       21.6
                                             ------------------------------
 Total                                       $  384.0   $  437.3   $  428.7
                                             ==============================

(1) Earnings (loss) from continuing operations before income taxes for "Corporate and other" includes the following:

Year Ended December 31                           1998       1997       1996

Other revenues                                $  11.2    $  13.0    $  10.7
Interest expense                               (109.0)     (98.2)     (57.7)
Other expenses                                  (68.2)     (55.3)     (60.3)
                                              -----------------------------
                                              $(166.0)   $(140.5)   $(107.3)
                                              =============================

(2) The identifiable assets of "Corporate and other" consist primarily of cash and cash equivalents, property, plant and equipment, investments, other assets and net assets of discontinued operations.

Geographic Areas

The Company has sales from foreign subsidiaries primarily in Canada, Europe, Latin America and the Pacific Rim. No individual foreign geographic area is significant to the Company relative to total net sales, earnings from continuing operations before taxes or identifiable assets.

The following represents net sales and total assets of the Company's foreign subsidiaries:

Year Ended December 31                    1998      1997     1996
(All dollar amounts in millions)

Net Sales:
  Europe                                 $307.1   $309.1   $327.5
  Canada                                  139.8    132.3    112.9
  Pacific Rim                              46.9     52.7     56.5
  Latin America                            45.5     40.5     31.6
                                         ------------------------
Total                                    $539.3   $534.6   $528.5
                                         ========================
Assets:
  Europe                                 $230.2   $226.9   $230.7
  Canada                                   50.5     55.0     58.9
  Pacific Rim                              39.4     48.4     63.6
  Latin America                            35.1     35.5     30.0
                                         ------   ------   ------
Total                                    $355.2   $365.8   $383.2
                                         ========================

Selected Quarterly Financial Data (unaudited)
(All dollar amounts in millions, except per share data)

                    1st         2nd          3rd        4th
                  Quarter     Quarter      Quarter    Quarter       Year
Net sales:
    1998          $839.0     $1,050.9     $1,009.3     $873.0     $3,772.2
    1997           829.5      1,001.4      1,031.4      883.5      3,745.8
    1996           711.5        908.8        875.7      807.9      3,303.9
Gross profit:
    1998           178.0        197.5        197.6      149.6        722.7
    1997           157.8        193.7        201.6      184.2        737.3
    1996           160.2        212.5        192.1      160.9        725.7
Earnings from continuing operations:
    1998            33.6         40.2         35.4       30.9        140.1
    1997            24.5         49.6         54.8       34.1        163.0
    1996            30.0         64.5         61.4       27.9        183.8
Net earnings:
    1998            30.6         15.2         35.4       38.5        119.7
    1997            20.2         47.8         50.3       31.8        150.1
    1996            36.3         67.1         62.7       29.2        195.3
Per common share - basic: (1)
  Earnings from continuing operations:
    1998             .32          .39          .34        .30         1.36
    1997             .23          .48          .52        .33         1.56
    1996             .28          .62          .59        .27         1.75
  Net earnings:
    1998             .29          .15          .34        .37         1.16
    1997             .19          .46          .48        .31         1.44
    1996             .34          .64          .60        .28         1.86
Per common share - assuming dilution: (1)
  Earnings from continuing operations:
    1998             .32          .38          .34        .30         1.34
    1997             .23          .47          .51        .32         1.53
    1996             .28          .61          .58        .26         1.73
  Net earnings:
    1998             .29          .14          .34        .37         1.14
    1997             .19          .45          .47        .30         1.41
    1996             .34          .63          .59        .28         1.84
Cash dividends per common share:
    1998             .16          .16          .16        .16          .64
    1997             .15          .15          .15        .16          .61
    1996             .14          .15          .15        .15          .59

(1) The number of shares used in the calculation of per share data is computed based on quarterly averages; therefore, the sum of individual earnings per share may not equal the annual computation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information pursuant to this item is incorporated herein by reference to pages 3 through 6 and 24 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 9, 1999. Information concerning executive officers is also included in Part I of this report following Item 4.

Item 11.  Executive Compensation

     Information pursuant to this item is incorporated herein by reference to pages 9 through 22 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 11 through 15 and the "Performance Graph" on page 21), definitive copies of which were filed with the Commission on March 9, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information pursuant to this item is incorporated herein by reference to pages 9 through 11 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 9, 1999.

Item 13.  Certain Relationships and Related Transactions

     Information pursuant to this item is incorporated herein by reference to page 24 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 9, 1999.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Financial Statements

          The financial statements of The Mead Corporation and consolidated subsidiaries are included in Part II, Item 8.


          2. Financial Statement Schedule

                                                                          Page
                                                                          ----

          Schedule II --Valuation and Qualifying Accounts . . . . . . . .   59

     The information required to be submitted in Schedules I through V for The Mead Corporation and consolidated subsidiaries has either been shown in the financial statements or notes thereto, or is not applicable or required under rules of Regulation S-X, and, therefore, those schedules have been omitted.

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

(4) Instruments defining the rights of security holders, including indentures:

           (i) Credit Agreement dated as of November 15, 1989 with Bankers Trust Company, The First National Bank of Chicago, Morgan Guaranty Trust Company of New York and fifteen other banks; Amendment No. 1 thereto dated as of November 30, 1991; Amendment No. 2 thereto dated as of May 1, 1994 (incorporated by reference to Exhibit (10)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 3,
        1994); Amendment No. 3 thereto dated as of August 31, 1995 (incorporated by reference to Exhibit (4)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended October 1, 1995); Amendment No. 4 thereto dated as of August 31, 1996 (incorporated by reference to Exhibit (4)(i) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996); Amendment No. 5 thereto dated as of October 31, 1997 (incorporated by reference to Exhibit
        (4)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); and Amendment No. 6 thereto dated as of April 10, 1998 (incorporated by reference to Exhibit (4)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended June 28,
        1998).

           (ii) Indenture dated as of July 15, 1982 between the Registrant and Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991 (incorporated by reference to Exhibit (4)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (iii) Indenture dated as of February 1, 1993 between Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit (4)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

(10)    Material Contracts:

           (i) Agreement dated as of April 24, 1964 between Northwood Mills Limited, Canamead, Inc., the Registrant and Noranda Mines, Limited and Supplemental Agreements relating thereto dated as of July 2, 1964, April 5, 1965, March 15, 1966, February 1, 1967, December 15, 1970 and April 1, 1974 (incorporated by reference to Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (ii) Pulp Purchase Agreement dated as of April 1, 1965 among Northwood Pulp Limited, the Registrant, Northwood Mills Ltd. and Noranda Mines Limited (incorporated by reference to Exhibit (10)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (iii) Restated Rights Agreement dated as of November 9, 1996 between Registrant and First National Bank of Boston, as Rights Agent, (incorporated herein by reference to Registrant's Form 8-A, dated November 13, 1996), as amended November 1, 1997 (incorporated by reference to Registrant's Form 8-A/A dated November 3, 1997).

           (iv) Amended Board Purchase Agreement dated as of January 4, 1988 among the Registrant, Georgia Kraft Company and Inland Container Corporation (incorporated by reference to Exhibit (10)(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (v) Indemnification Agreement dated as of January 4, 1988 among the Registrant, Mead Coated Board, Inc., Temple-Inland Inc., Inland Container Corporation I, Inland Container Corporation, GK Texas Holding Company and Georgia Kraft Company (incorporated by reference to Exhibit
        (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (vi) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of December 1, 1988, as amended (incorporated by reference to Exhibit
        (10)(vi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (vii) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended (incorporated by reference to Exhibit
        (10)(vii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

           (viii) Lease Agreement between The Industrial Development Board of the City of Stevenson, Alabama and The Mead Corporation, dated as of March 1, 1998 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1998).

        The following are compensatory plans and arrangements in which directors or executive officers participate:

           (ix) 1984 Stock Option Plan of the Registrant, as amended and restated through November 9, 1996 (incorporated by reference to Exhibit
        (10)(ix) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

           (x) 1991 Stock Option Plan of the Registrant, as amended through November 9, 1996 (incorporated by reference to Exhibit (10)(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996); as amended effective June 24, 1998.

           (xi) 1996 Stock Option Plan of the Registrant as amended through November 9, 1996 (incorporated by reference to Exhibit (10)(xi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996); as amended effective June 24, 1998.

           (xii) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987, as amended October 29, 1988 (incorporated by reference to Exhibit (10)(xi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998.

           (xiii) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(xii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998.

           (xiv) Excess Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996); as amended effective June 24, 1998.

           (xv) Excess Earnings Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31,
        1996); as amended effective June 24, 1998.

           (xvi) Restated Supplemental Executive Retirement Plan effective January 1, 1997 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997); as amended effective June 24, 1998.

           (xvii) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Charles S. Mechem, Jr., Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson.

           (xviii) Form of Severance Agreement between Registrant and each of William R. Graber, Elias M. Karter, Raymond W. Lane, Thomas E. Palmer, Jerome F. Tatar and other key employees.

           (xix) Restated Benefit Trust Agreement dated August 27, 1996 between Registrant and Society Bank, National Association (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996); as amended effective June 24, 1998.

           (xx) Restricted Stock Plan effective December 10, 1987, as amended through November 9, 1996 (incorporated by reference to Exhibit (10)(xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996); as amended June 24, 1998.

           (xxi) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit
        (10)(xx) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998.

           (xxii) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10) (xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998.

           (xxiii) Directors Capital Accumulation Plan (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1996); as amended effective June 24, 1998.

           (xxiv)  Form of Executive Life Insurance Policy for Key Executives.

           (xxv) Long Term Incentive Plan effective 1997 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997).

           (xxvi) Long Term Incentive Plan effective 1998 (incorporated by reference to Exhibit (10)(2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1998); as amended effective June 24, 1998.

           (xxvii) Annual Incentive Plan for 1998 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1998); as amended effective June 24, 1998.

           (xxviii) Form of Mead Executive Capital Accumulation Plan effective January 1, 1995 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 1995); amended as of March 1, 1997 (incorporated by reference to Exhibit 10(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997), amended as of July 1, 1997 (incorporated by reference to Exhibit (10)(xxvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Independent Auditors.

(27)  Financial Data Schedule

      (b)   Reports on Form 8-K

      No current reports on Form 8-K were filed in the fourth quarter of 1998.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MEAD CORPORATION


Date: February 25, 1999            By  /s/ JEROME F. TATAR
                                     ----------------------------------
                                             Jerome F. Tatar
                                          Chairman of the Board,
                                       Chief Executive Officer and
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 1999            By  /s/ JEROME F. TATAR
                                     ----------------------------------
                                             Jerome F. Tatar
                                      Director, Chairman of the Board,
                                       Chief Executive Officer and
                                                President



Date: February 25, 1999            By  /s/ WILLIAM R. GRABER
                                     ----------------------------------
                                             William R. Graber
                                          Vice President and Chief
                                        Financial Officer (principal
                                             financial officer)



Date: February 25, 1999            By  /s/ GREGORY T. GESWEIN
                                     ----------------------------------
                                            Gregory T. Geswein
                                       Vice President and Controller
                                       (principal accounting officer)


Date: February 25, 1999            By  /s/ JOHN C. BOGLE
                                     ----------------------------------
                                               John C. Bogle
                                                 Director


Date: February 25, 1999            By  /s/ JOHN G. BREEN
                                     ----------------------------------
                                               John G. Breen
                                                  Director


Date: February 25, 1999            By  /s/ WILLIAM E. HOGLUND
                                     ----------------------------------
                                             William E. Hoglund
                                                  Director

Date: February 25, 1999            By  /s/ JAMES G. KAISER
                                     ----------------------------------
                                              James G. Kaiser
                                                  Director


Date: February 25, 1999            By  /s/ ROBERT J. KOHLHEPP
                                     ----------------------------------
                                            Robert J. Kohlhepp
                                                 Director


Date: February 25, 1999            By  /s/ JOHN A. KROL
                                     ----------------------------------
                                               John A. Krol
                                                 Director


Date: February 25, 1999            By  /s/ SUSAN J. KROPF
                                     ----------------------------------
                                              Susan J. Kropf
                                                 Director


Date: February 25, 1999            By  /s/ CHARLES S. MECHEM, JR.
                                     ----------------------------------
                                           Charles S. Mechem, Jr.
                                                 Director


Date: February 25, 1999            By  /s/ LEE J. STYSLINGER, JR.
                                     ----------------------------------
                                           Lee J. Styslinger, Jr.
                                                 Director


Date: February 25, 1999            By  /s/ J. LAWRENCE WILSON
                                     ----------------------------------
                                            J. Lawrence Wilson
                                                 Director

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES




                        SCHEDULE FURNISHED PURSUANT TO
                           REQUIREMENTS OF FORM 10-K




                 Years Ended December 31, 1998, 1997 and 1996

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in millions)

           Column A                  Column B        Column C            Column D    Column E
--------------------------------    ---------   -------------------    -----------   --------

                                                    Additions
                                                -------------------

                                                Charged    Charged                   Balance
                                    Balance at     to      to Other                    at
                                    Beginning   Costs &    Accounts -  Deductions -  End of
Description                         of Period   Expenses   Describe    Describe      Period
--------------------------------    ---------   --------   --------    -----------   ------
Year Ended December 31, 1998:
Allowance for doubtful accounts       $15.0      $ 5.4       $-0-       $ 3.1 (A)     $17.3
                                      =====      =====       ====       =====         =====
Reserve for stores and supplies
   inventory                          $ -0-      $10.4       $-0-       $ 1.8 (B)     $ 8.6
                                      =====      =====       ====       =====         =====
Year Ended December 31, 1997:
Allowance for doubtful accounts       $15.1      $ 2.4       $-0-       $ 2.5 (A)     $15.0
                                      =====      =====       ====       =====         =====
Year Ended December 31, 1996:
Allowance for doubtful accounts       $16.9      $  .9       $-0-       $ 2.7 (A)     $15.1
                                      =====      =====       ====       =====         =====

(A)  Accounts charged off, net of recoveries.
(B)  Amount of reserve written-off.

                             THE MEAD CORPORATION





                      EXHIBITS TO FORM 10-K ANNUAL REPORT





                     FOR THE YEAR ENDED DECEMBER 31, 1998