Form 10-Q
period 1999-04-04
MEAD CORP
filed 1999-05-12
CIK 64394

================================================================================







               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 4, 1999


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

  The number of Common Shares outstanding at April 4, 1999 was
101,500,735.

================================================================================

               THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               --------------------------------------------------
                      QUARTERLY PERIOD ENDED APRIL 4, 1999
                      ------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)
                                        Apr. 4,      Dec. 31,
                                         1999          1998
                                       --------      --------
ASSETS
Current assets:
  Cash and cash equivalents            $   11.9      $  102.0
  Accounts receivable                     441.2         414.7
  Inventories                             518.4         479.5
  Other current assets                    107.4          90.2
                                       --------      --------
          Total current assets          1,078.9       1,086.4

Investments and other assets:
  Investees                               133.9         127.5
  Other assets                            564.5         555.6
                                       --------      --------
                                          698.4         683.1

Property, plant and equipment - net     5,752.9       5,741.8
Less accumulated depreciation and
  amortization                         (2,419.1)     (2,369.1)
                                       --------      --------
                                        3,333.8       3,372.7
                                       --------      --------

          Total assets                 $5,111.1      $5,142.2
                                       ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                        $   45.5      $
  Accounts payable                        229.2         275.9
  Accrued liabilities                     362.1         395.7
  Current maturities of long-term debt     27.1           7.9
                                       --------      --------
          Total current liabilities       663.9         679.5

Long-term debt                          1,345.9       1,367.4

Commitments and contingent liabilities

Deferred items                            850.8         843.3

Shareowners' equity:
  Common shares                           151.4         151.9
  Additional paid-in capital               70.3          66.3
  Retained earnings                     2,069.7       2,076.9
  Other comprehensive loss                (40.9)        (43.1)
                                       --------      --------
                                        2,250.5       2,252.0
                                       --------      --------
          Total liabilities and
           shareowners' equity         $5,111.1      $5,142.2
                                       ========      ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All dollar amounts in millions, except per share amounts)

                                     First Quarter Ended
                                     --------------------
                                     Apr. 4,      Mar. 29,
                                       1999         1998
                                     -------      -------
Net sales                             $863.2       $839.0
Cost of products sold                  704.5        661.0
                                     -------      -------
  Gross profit                         158.7        178.0

Selling and administrative expenses    105.3         96.3
                                     -------      -------
  Earnings from operations              53.4         81.7

Other revenues - net                     4.0          2.6
Interest and debt expense              (26.7)       (26.5)
                                     -------      -------
  Earnings from continuing operations
   before income taxes                  30.7         57.8

Income taxes                            11.1         21.2
                                     -------      -------
  Earnings from continuing operations
   before equity in net earnings
   of investees                         19.6         36.6

Equity in net earnings (loss)
 of investees                            3.3         (3.0)
                                     -------      -------
Earnings from continuing operations     22.9         33.6

Discontinued operations                              (3.0)
                                     -------      -------
  Net earnings                       $  22.9      $  30.6
                                     =======      =======

Earnings per common share - basic
  and diluted                        $   .22      $   .32
Discontinued operations                              (.03)
                                     -------      -------
  Net earnings                       $   .22      $   .29
                                     =======      =======

Cash dividends per common share      $   .16      $   .16
                                     =======      =======
Weighted-average number of common
  shares outstanding (millions) -
  basic                                101.7        103.9
                                     =======      =======
Weighted-average number of common
  shares outstanding (millions) -
  assuming dilution                    102.9        105.8
                                     =======      =======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
 (All dollar amounts in millions)

                                                   First Quarter Ended
                                                 --------------------
                                                    Apr. 4,  Mar. 29,
                                                     1999      1998
                                                   -------   -------
Cash flows from operating activities:
  Net earnings                                      $ 22.9     $30.6
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation and depletion of property, plant
     and equipment                                    67.6      61.8
    Depreciation and amortization of other assets     10.3      10.6
    Deferred income taxes                              2.5       4.3
    Investees - earnings and dividends                (4.7)      2.2
    Discontinued operations                                      3.0
    Other                                              2.4       (.1)
    Change in current assets and liabilities:
      Accounts receivable                            (32.4)    (14.9)
      Inventories                                    (44.8)    (86.0)
      Other current assets                           (19.3)    (11.3)
      Accounts payable and accrued liabilities       (77.2)     (7.4)
  Cash (used in) discontinued operations                       (12.1)
                                                   -------   -------
      Net cash (used in) operating activities        (72.7)    (19.3)

Cash flows from investing activities:
  Capital expenditures                               (45.6)    (78.1)
  Additions to equipment rented to others             (6.4)     (6.1)
  Proceeds from sale of assets                        13.6
  Other                                                4.8     (31.2)
                                                   -------   -------
      Net cash (used in) investing activities        (33.6)   (115.4)

Cash flows from financing activities:
  Additional borrowings                               15.0     115.7
  Payments on borrowings                             (17.8)   (115.0)
  Notes payable                                       45.5     138.4
  Cash dividends paid                                (16.3)    (16.6)
  Common shares issued                                 4.7      10.1
  Common shares purchased                            (14.9)     (8.7)
                                                   -------   -------
      Net cash provided by financing activities       16.2     123.9
                                                   -------   -------
(Decrease) in cash and cash equivalents              (90.1)    (10.8)
Cash and cash equivalents at beginning of year       102.0      29.5
                                                   -------   -------
Cash and cash equivalents at end of quarter        $  11.9     $18.7
                                                   =======   =======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - INTERIM FINANCIAL STATEMENTS

The balance sheet at December 31, 1998, is condensed financial information taken from the audited balance sheet. Management believes the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         Apr. 4,     Dec. 31,
                                           1999        1998
                                         -------     -------
Finished and semi-finished products       $335.0      $295.0
Raw materials                              107.4       109.2
Stores and supplies                         76.0        75.3
                                         -------     -------
                                          $518.4      $479.5
                                         =======     =======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                                         First Quarter Ended
                                         -------------------
                                         April 4,   March 29,
                                           1999        1998
                                         -------     -------
Revenues                                 $ 173.0     $ 176.4
                                         =======     =======
Gross profit                             $  22.7     $   1.6
                                         =======     =======
Net earnings (loss)                      $  12.5     $  (2.5)
                                         =======     =======

E - EMPLOYEE TERMINATION COSTS

In 1998, the company adopted a plan to make organizational changes and reduce its workforce, and recorded a charge for employee severance and related costs. The following is a summary of the remaining accrual at April 4, 1999 (in millions):


Balance at December 31, 1998             $   9.9
Used for intended purpose                   (2.6)
                                         -------
Balance at April 4, 1999                 $   7.3
                                         =======

F - SHAREOWNERS' EQUITY

During the first quarter of 1999, the company repurchased approximately 500,000 common shares on the open market. The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 9.3 million shares have been repurchased as of the end of the first quarter of 1999. Comprehensive earnings for the quarters ended April 4, 1999 and March 29, 1998, were $25.1 million and $26.7 million.

G - ADDITIONAL INFORMATION ON CASH FLOWS

                                         First Quarter Ended
                                         -------------------
                                         April 4,   March 29,
                                          1999        1998
                                         -------     -------
Cash paid for:
  Interest                               $  42.5     $  42.3
                                         =======     =======
  Income taxes                           $   5.1     $   7.5
                                         =======     =======

H - SEGMENT INFORMATION

                                         First Quarter Ended
                                         -------------------
                                         April 4,   March 29,
                                          1999        1998
                                         -------     -------
Net sales:
  Industry segments:
    Paper                                $ 453.9     $ 433.9
    Packaging and Paperboard               347.7       342.9
    School & Office Products                61.6        62.2
                                         -------     -------
    Total                                $ 863.2     $ 839.0
                                         =======     =======

Earnings (loss) from continuing operations
 before income taxes:
  Industry segments:
    Paper                                $  46.1     $  59.7
    Packaging and Paperboard                24.6        29.4
    School & Office Products                 1.4         6.7
  Corporate and other (1)                  (41.4)      (38.0)
                                         -------     -------
    Total                                $  30.7     $  57.8
                                         =======     =======

(1) Corporate and other includes the following:

  Other revenue                          $   4.0     $   3.0
  Interest expense                         (18.7)      (14.5)
  Other expenses                           (26.7)      (26.5)
                                         -------     -------
    Total                                $ (41.4)    $ (38.0)
                                         =======     =======

Identifiable assets have not changed significantly at April 4, 1999, compared to December 31, 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
First quarter 1999 net sales were $863.2 million, a 3% increase over $839.0 million in the first quarter of 1998. The increase in sales revenue was a result of higher sales volume for paper, corrugating medium and coated paperboard compared to the first quarter of 1998. There were six additional selling days for the company in the first quarter of 1999 compared to the first quarter of 1998. Average selling prices were lower for most paper and paperboard products compared to the same quarter a year ago.

Operating Costs and Expenses
----------------------------
Gross profit as a percent of sales decreased to 18.4% for the first quarter of 1999 from 21.2% in the first quarter of 1998 primarily as a result of lower selling prices for paper and paperboard.

Selling and administrative expenses totaled $105.3 million in the first quarter of 1999, an increase of 9% from $96.3 million in the first quarter of 1998. As a percentage of net sales, these expenses were 12.2% in 1999 compared to 11.5% in 1998. The increase was primarily the result of expenses related to the initial phases of implementation of the company's enterprise resource planning system, development of the company's financial services center.

Interest and Debt Expense
-------------------------
First quarter interest and debt expense was $26.7 million, up slightly from $26.5 million in the first quarter of 1998.

Income Taxes
------------
The effective tax rate was 36.2% for the first quarter of 1999 compared to 36.7% in the first quarter of 1998.

Equity in Net Earnings of Investees
-----------------------------------
Mead's investees, consisting primarily of its 50% Northwood companies, had earnings of $3.3 million in the first quarter of 1999 compared to a loss of $3.0 million in the same quarter of 1998. Selling prices were higher for wood products, including lumber, oriented structural board (OSB) and plywood compared to the first quarter of 1998. Sales volume increased for OSB and plywood. Selling prices for pulp were low and relatively unchanged from the first quarter of 1998. Sales volume of pulp was lower. Contributing to the improved operating results were lower log costs and lower Canadian dollar exchange rates. During the quarter, Northwood reached a labor agreement at its pulp mill in Prince George, British Columbia, and it continued to take market-related downtime in lumber by curtailing sawmill production by 15% or 19 million board feet during the quarter.


Net Earnings
------------
Net earnings for the first quarter of 1999 were $22.9 million compared to $30.6 million in the first quarter of 1998. Earnings declined as a result of lower selling prices for coated and uncoated papers, corrugating medium and school and office products.

Financial Data by Business
--------------------------
Paper segment



                                               First Quarter
                                        ----------------------------------
                                       1999          1998      % Change
                                       ----          ----      --------
(All dollar amounts in millions)

Net sales (to unaffiliated
 customers)                            $453.9        $433.9        4.6%

Segment earnings before taxes            46.1          59.7      (22.8)%

Sales in the paper segment increased slightly as sales volume increased in coated, uncoated, carbonless and specialty papers compared to the first quarter of 1998. Earnings for the paper segment declined from the first quarter of 1998 as a result of lower selling prices primarily for coated papers. Prices for coated web grades declined 9% from the first quarter of 1998. Strong operating performance at the company's three coated paper mills and at its specialty paper mills partially offset the impact of price declines. As previously announced, the company took 25,000 tons of market-related downtime in coated paper production during the first quarter of 1999 and expects to continue to take downtime in the second quarter and in the second half of the year. The Specialty Paper division completed successful trials to produce overlay papers at its Potsdam, New York, mill, acquired in the first quarter of 1998.

Packaging and Paperboard segment

                                                 First Quarter
                                      -------------------------------------
                                       1999           1998        % Change
                                       ----           ----        --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                           $347.7         $342.9          1.4%

Segment earnings before taxes            24.6           29.4        (16.3)%

Sales for the Packaging and Paperboard segment in the first quarter of 1999 were slightly higher compared to the first quarter of 1998 as a result of increased sales volume of corrugating medium. Earnings for the segment declined on lower pricing for medium. Prices for corrugating medium were 22% below the level of first quarter of 1998. In the Containerboard division, production and shipments increased over the first quarter of 1998 as a result of the mill expansion completed mid-year 1998. During the quarter, operating problems affected production on the mill's paper machines. Continued operating issues with the new recovery and chemical conversion systems led to operating costs that were higher than the level of the fourth quarter of 1998, though below the level of the first quarter of 1998.

Within the Coated Board System, which includes the Packaging and Coated Board divisions, sales increased to the beverage packaging industry, primarily in North America. The Mahrt coated paperboard mill increased shipments, improved production efficiency and enhanced its overall cost position compared to the first quarter of 1998.

School and Office Products segment


                                                 First Quarter
                                      -----------------------------
                                       1999        1998     % Change
                                       ----        ----    --------
(All dollar amounts in millions)

Net sales (to unaffiliated
  customers)                         $61.6        $62.2      (1.0)%

Segment earnings before taxes          1.4          6.7     (79.1)%

Sales for the School and Office Products segment declined slightly in the first quarter of 1999 compared to the first quarter of 1998. Earnings declined compared to the first quarter of 1998 as higher unit sales volume was offset by reduced selling prices. Sales volume improved for value-added products compared to the first quarter of 1998, while volume and prices declined for paper-based products. The segment built inventory in preparation for the "back-to-school" selling season, which begins in the second quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital on April 4, 1999 was $415 million compared to $407 million on December 31, 1998. The current ratio was 1.6 at the end of the first quarter of 1999 and on December 31, 1998. Inventories are generally higher in the first quarter of the year in preparation for the School and Office Products segment's "back-to-school" selling season. Inventories increased slightly over the levels of the first quarter of 1998. Inventories were higher in coated paper and in coated paperboard. The Paper segment, which took market-related downtime in coated paper in the first quarter of 1999, is expected to continue taking downtime in the second quarter and second half of 1999.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowner's equity) was 37.4% on April 4, 1999, down slightly from 37.9% on December 31, 1998.

Capital expenditures totaled $45.6 million for the first quarter of 1999, a decrease from $78.1 million in the first quarter of 1998 when the company was in the process of completing the expansion of the Stevenson containerboard mill.


During the first quarter of 1999, the company had proceeds from the sale of assets totaling $13.6 million. The company sold the merchandising business of its Packaging division and a sawmill which was part of its Paper segment. Proceeds from the sale of these assets were approximately the same as the carrying amount and therefore had no impact on earnings during the quarter.

Under a Board of Directors authorization, Mead repurchased
500,000 shares of its capital stock in the first quarter of 1999. The 10 million-share repurchase program was 93% completed by the end of the first quarter 1999.

At the end of the first quarter, Mead paid a fixed rate or capped rate on 75% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a $.02 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $66.6 million more than the book value at the end of the first quarter of 1999.

OUTLOOK
-------
Year 2000 Readiness Disclosure
------------------------------
The Year 2000 issue concerns the inability of computerized information and process control systems to properly recognize and process date-sensitive information as the year 2000 approaches. Mead expects costs associated with the Year 2000 issue will not have a material adverse impact on results of operations, liquidity or capital resources.

Mead is making progress as it works through a five-step process in dealing with the Year 2000 issue: inventory; assessment; corrective action; testing; and implementation. With regard to its Information Technology (IT) systems within corporate functions, the Paper and the Packaging and Paperboard segments, the inventory and assessment phases have been completed; corrective action is nearing completion; testing and implementation are in process and expected to be completed in the third quarter of 1999. For the School and Office Products segment, inventory and assessment have been completed, corrective action is underway and testing and implementation are scheduled for second half of the year. The company expects the risk to be low that its IT systems will be disrupted by the Year 2000 issue.

Non-IT systems include process control systems in manufacturing and converting facilities for monitoring and regulating power, production, emissions and safety equipment. Inventory and assessment of non-IT systems in the Paper and the Packaging and Paperboard segments have been essentially completed with corrective action, testing and implementation underway. Mead has engaged a third-party consultant to assist in this process. By the end of the first quarter, approximately 60% of the process control systems were Y2K ready, 10% were being fixed or replaced and 30% were in the process of being addressed. The company expects corrective action and testing on non-IT systems to be completed in the second and third quarters of 1999 for the Paper and Packaging and Paperboard segments. Some of the corrective action and testing will be completed during periods of normal maintenance downtime. In the School and Office Products segment, corrective action and testing on non-IT systems will be completed by yearend or by the first quarter of 2000.
Yearend completion of corrective action and testing of non-IT systems is not as critical to School and Office Products given the seasonal nature of its business with most orders produced and shipped in the second and third quarters of the year.
Mead fully expects to complete corrective action and testing of all critical non-IT systems within its three business segments in 1999. The company expects the risk to be low that its non-IT systems will be disrupted by the Year 2000 issue.

The costs associated with the company's remediation of the Year 2000 issue include amounts for upgrading and replacing non-compliant software and hardware systems and the costs related to the use of third-party solution providers. Through the first quarter of 1999, the total cost of remediation was $16 million. This total includes approximately $10 million in repair costs and $6 million in replacement costs. The total cost Mead expects to incur between 1997 and 2000 related to the Year 2000 issue is $30 million to $40 million. The majority of the remaining costs relate to replacement or modification of process control systems. These costs will be expensed as incurred, except for new systems that would be capitalized in accordance with generally accepted accounting principles.

Mead has completed a detailed review of its critical suppliers of raw materials, energy, equipment, supplies and transportation to determine their level of Year 2000 readiness. Based on this review, the company expects there is a low level of risk related to Year 2000 readiness with most of these suppliers and with a few suppliers a medium level of risk. The company is developing plans for alternative sources of supply where it believes it is necessary. Significant interruptions caused by suppliers could affect Mead's operations overall and its ability to deliver products and services to its customers.

The company is in the process of preparing contingency plans within each of its businesses for addressing the greatest areas of risk of noncompliance or threats to business operations related to the Year 2000 issue. The company expects to finalize these plans by the end of the second quarter of 1999.

THE ESTIMATES AND CONCLUSIONS STATED HERE CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE CONTINUED AVAILABILITY OF RESOURCES FROM SUPPLIERS AND THIRD-PARTY CONTRACTORS, THE ABILITY OF SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT, AND THE ABILITY TO IDENTIFY AND COMPLETE CONTINGENCY PLANS FOR SYSTEMATIC FAILURES NOT UNDER COMPANY CONTROL.

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         No material changes occurred to information previously provided in the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 1998.

                     PART II - OTHER INFORMATION
                     ---------------------------


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          In February 1999, Mead received notice from the Rock-Tenn Company of a demand from the Michigan Department of Environmental Quality ("MDEQ") concerning Rock-Tenn's Otsego,
MI mill property.

In the notice to Rock-Tenn, MDEQ referred to potential liability under federal and state environmental laws for certain discharges to the Kalamazoo River, including discharges of polychlorinated biphenyls ("PCBs"), and for environmental response actions that have been or may be undertaken at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site or the Otsgeo mill property because of the presence of PCBs. In 1987, Mead transferred the Otsego mill and other assets to Rock-Tenn pursuant to an Asset Purchase Agreement. Rock-Tenn alleges Mead is legally responsible for the presence of PCBs at the Otsego mill and that Rock-Tenn is entitled to indemnification from Mead for all costs and liabilities associated with the presence or discharge of PCBs. Mead disputes Rock-Tenn's allegations and legal conclusions concerning responsibility, based in part on Rock-Tenn's operations at the Otsego mill since 1987. The extent of Rock-Tenn's potential liability for contamination in the Kalamazoo River or at the Otsego mill are not known at this time. The costs associated with this proceeding are not reasonably estimable at this time.

          In February 1999, Mead received notice from the Maine Department of Environmental Protection ("MDEP") that it was considering requiring Mead to do an investigation and possibly remediate certain solid waste management areas at Mead's Rumford, Maine mill, including areas that may be a source of mercury contamination. Prior to Mead's acquisition of the mill in November 1996 a chlor-alkali facility using mercury operated on portions of the property. Mead is in discussions with the MDEP concerning the need for and scope of any investigation and/or remediation. The costs associated with this proceeding are not reasonably estimable at this time.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
      (a) Exhibits

          (10)   Material Contracts:

                (1) Corporate Annual Incentive Plan for 1999 in which executive officers participate.

                (2)    Corporate Long Term Incentive Plan
                       effective 1999 in which executive
                       officers participate.

                (3)    Restated Corporate Executive Capital
                       Accumulation Plan effective January 1,
                       1999 in which executive officers
                       participate.

                (4)    Restated Directors Capital Accumulation
                       Plan effective January 1, 1999 in which
                       directors participate.

          (27)  Financial Data Schedule Quarter 1, 1999

    (b) No current reports on Form 8-K were filed with the Commission in the first quarter of 1999.

                             SIGNATURE

       Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1999


THE MEAD CORPORATION
--------------------
   (Registrant)



By: TIMOTHY R. MCLEVISH
    _________________________
    T. R. McLevish
    Vice President, Finance
    (Chief Accounting Officer)