Form 10-K/A
period 1998-12-31
MEAD CORP
filed 1999-05-13
CIK 64394

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to include the following information and financial statements required by Form 11-K with respect to The Mead 401(k) Plan (the "Plan") for the year ended December 31, 1998.


THE MEAD 401(k) PLAN

TABLE OF CONTENTS
----------------------------------------------------------------------------
                                                                 Page

INDEPENDENT AUDITORS' REPORT                                      1

FINANCIAL STATEMENTS:

 Statements of Net Assets Available for Benefits
  as of December 31, 1998 and 1997                                2

 Statement of Changes in Net Assets Available for
  Benefits for the Year Ended December 31, 1998                   3

NOTES TO FINANCIAL STATEMENTS                                    4-6

SUPPLEMENTAL SCHEDULES:

 Schedule of Assets Held for Investment as of
  December 31, 1998                                              7-9

 Schedule of Reportable Transactions for the
  Year Ended December 31, 1998                                    10

SIGNATURES                                                        11

EXHIBIT-

 Independent Auditors' Consent                                    12

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead 401(k) Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead 401(k) Plan (the "Plan") as of December 31, 1998 and 1997, and the related statement of changes in net assets available for benefits for the year ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment as of December 31, 1998, and (2) reportable transactions in excess of five percent of the current value of plan assets for the year ended December 31, 1998, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 7, 1999

THE MEAD 401(k) PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------
(All dollar amounts in thousands)

                                          1998       1997
                                       ----------------------
ASSETS

Investments:
  Mead Common Stock Fund               $  137,040 $  141,275
  Fidelity Investment Funds:
    Magellan Fund                         129,002     85,399
    Equity Income Fund                     63,320     55,136
    Intermediate Bond Fund                  6,562      5,232
    Overseas Fund                          15,663     13,846
    Asset Manager Fund                     37,811     32,564
    Asset Manager: Growth Fund             63,428     50,661
    Asset Manager: Income Fund              9,294      7,137
    Short Term Bond Fund                   13,892     12,164
    Retirement Money Market Fund           18,955     12,097
    US Equity Index Pool Fund              22,995     15,365
  Other mutual funds                       22,509      3,892
  Loans to participants                    11,641      9,689
                                       ----------------------
Net Assets Available for Benefits      $  552,112 $  444,457
                                       ======================

See notes to financial statements.

THE MEAD 401(k) PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------
(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                       $     34,013
    Rollovers                                              9,847
    Employer                                              11,487
  Investment income:
    Interest and dividends                                30,047
    Net appreciation in fair value
     of investments                                       43,946
                                                    -------------
Total increases                                          129,340
                                                    -------------

DECREASES IN PLAN ASSETS:
  Benefits paid to participants                          (95,886)
  Administrative expenses                                    (64)
                                                    -------------
 Total decreases                                         (95,950)

TRANSFERS FROM MERGED PLAN                                74,265
                                                    -------------
NET INCREASE IN PLAN ASSETS                              107,655

NET ASSETS - DECEMBER 31, 1997                           444,457
                                                    -------------
NET ASSETS - DECEMBER 31, 1998                      $    552,112
                                                    =============

See notes to financial statements.

THE MEAD 401(k) PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997 AND
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

A.     PLAN DESCRIPTION

The following description of The Mead 401(k) Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General - The Plan is a defined contribution plan covering employees of The Mead Corporation. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Contributions - Participants may generally authorize a redirection of payroll wages up to a certain percentage of compensation as a contribution to the Plan each year. Mead may make matching contributions each year, in accordance with the provisions set forth in the Plan document. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable. The following represents the maximum allowable employee contribution percentage and the maximum Mead match percentage of participants eligible gross pay, by employee group:


                                  Maximum
    Employee Group              Contribution    Mead's Match
    ------------------------------------------------------------
    Salaried Employees               20%       100% on first 3%  of gross pay,
                                                  50% on next 2% of gross pay
    Hourly Employees
      (excluding Rumford)             20%       None
    Hourly Employees (Rumford only)  16%       50% on first 4% of gross pay


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

Plan Merger - Effective June 30, 1998, The Mead Savings Plan for
Bargaining Unit Employees was merged into the Mead Salaried Savings Plan and the name of the Plan was changed to The Mead 401(k) Plan. All terms of the plan remain the same after the merger.

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

D.     FUND INFORMATION

Participant contributions, participant rollovers, transfer in, benefits paid to participants, interest and dividends and net appreciation
(depreciation) in fair value of investments by fund are as follows for the year ended December 31, 1998:

(All dollar amounts in thousands)

                                   Participant       Participant        Transfer
                                  contributions       rollovers            In
                                ------------------  --------------    ---------------
Mead Common Stock Fund             $      3,072      $       286       $   4,501
Magellan Fund                             8,381            1,916          23,582
Equity Income Fund                        4,923            1,304          11,982
Intermediate Bond Fund                      518              174             761
Overseas Fund                             1,688              282           2,721
Asset Manager Fund                        2,682              638           5,563
Asset Manager: Growth Fund                5,506            1,787          10,564
Asset Manager: Income Fund                  666              274           1,365
Short Term Bond Fund                        954               59           2,210
Retirement Money Market Fund              1,915            1,071           3,615
US Equity Index Pool Fund                 2,125            1,206           2,988
Other Mutual Funds                        1,583              850           1,955
Loans to participants                                                      2,458
                                ------------------  --------------   ---------------
  Total                            $     34,013      $     9,847       $  74,265
                                ==================  ==============   ===============


                                                                     Net appreciation
                                     Benefits                         (depreciation)
                                     paid to        Interest and      in fair value
                                   participants       dividends       of investments
                                ------------------  -------------     ----------------
Mead Common Stock Fund             $     31,844      $        2        $  10,864
Magellan Fund                            16,401           5,737           24,406
Equity Income Fund                       11,461           3,613            2,620
Intermediate Bond Fund                    1,255             367               54
Overseas Fund                             2,462             313            1,167
Asset Manager Fund                        5,749           6,853           (1,766)
Asset Manager: Growth Fund                9,912           8,932              277
Asset Manager: Income Fund                1,428             759               56
Short Term Bond Fund                      1,825             770               16
Retirement Money Market Fund              6,716             826
US Equity Index Pool Fund                 3,068                            4,624
Other Mutual Funds                        2,701             850            1,628
Loans to participants                     1,064           1,025
                                ------------------  -------------     ---------------
  Total                            $     95,886       $  30,047        $  43,946
                                ==================  =============    ===============

All Employer contributions are made to the Mead Common Stock Fund.

The Mead 401(k) Plan
Item 27a - Supplemental Schedule of Assets Held for Investment
December 31, 1998
-----------------------------------------------------------------

(All dollar amounts in thousands)

                                                    Market
                                Units      Cost     Value
                             ---------------------------------

Mead Common Stock Fund         9,015,772 $101,111 $ 137,040

Fidelity Investment Funds:
 Magellan                      1,067,718   94,549   129,002
 Equity Income                 1,139,877   51,134    63,320
 Intermediate Bond               638,965    6,483     6,562
 Overseas                        435,326   14,164    15,663
 Asset Manager                 2,174,268   36,341    37,811
 Asset Manager: Growth         3,395,519   57,875    63,428
 Asset Manager: Income           754,356    8,860     9,294
 Short Term Bond               1,594,901   14,118    13,892
 Retirement Money Market      18,954,857   18,955    18,955
 U.S. Equity Index Pool          660,013   16,597    22,995
Other mutual funds:
  Fidelity Investment Funds:
    Aggressive Growth              3,223       96       102
    Balanced                       2,446       39        40
    Blue Chip Growth              10,273      469       518
    Canada                            56        1         1
    Capital Appreciation           3,624       71        80
    Cap & Inc                      2,066       20        19
    Contrafund                    12,767      661       725
    Conv Sec                          32        1         1
    Disciplined Equity             2,312       68        68
    Diversified International      3,288       57        58
    Dividend Growth               67,534    1,779     1,940
    Emerging Markets               3,082       22        22
    Equity Income II              13,975      412       419
    Europe                        12,581      408       421
    Europe Capital Appreciation    5,963      101       106
    Export & Multinational         4,567       83        91
    Fidelity Fund                 11,289      371       414
    Fifty                          1,194       20        20
    France                           712       11        12
    Freedom 2000                     117        1         1
    Freedom 2010                     738        9        10
    Freedom 2020                   2,650       34        37
    Freedom 2030                   2,211       28        31
    Germany                        4,568       72        72
    Ginnie Mae                     1,570       17        17
    Global Balanced                  395        6         7
    Government Securities          6,179       63        63
    Growth & Income               32,836    1,380     1,505
    Growth Company                 6,025      278       307
    Hong Kong & China              2,065       19        21
    Inst Sh-Int Government           626        6         6
    International Bond               876        8         8
    International Gr & Inc.            2
    International Value              751       10        10
    Investment Grade Bond         14,611      107       108
    Japan                          1,934       20        22

    Large Cap Stock                   73        1         1
    Latin America                    705       10         7
    Low-Priced Stock              30,332      759       693
    Mid-Cap Stock                  3,682       62        66
    New Market Income              2,224       27        20
    Nordic                         3,544       60        65
    OTC Portfolio                  6,839      255       298
    Puritan                       10,619      213       213
    Real Estate Investment         6,257      122        97
    Retirement Government        602,492      602       602
    Retirement Growth                526       10        11
    Small-Cap Stock                3,510       50        50
    Southeast Asia                   820        6         7
    Stock Selector                   250        7         7
    TechnoQuant                      215        3         3
    Trend                             13        1         1
    U.S. Bond Index               10,503      114       116
    Utilities                     11,526      240       267
    Value                          1,485       79        69
    Worldwide                      2,065       34        34
  Other Funds:
    Alger Capital Appreciation       481        5         5
    AMR Balanced                      76        1         1
    AMR Growth & Income            2,796       59        53
    AMR International Equity          66        1         1
    AMR Short Term Bond               47
    Ariel Growth                     267       11        11
    Baron Asset                      231       10        12
    Calvert Cap Acc                   33        1         1
    Calvert Newvis Small CP            7
    Founders Balanced              5,040       60        61
    Founders Blue Chip               286        2         2
    Founders Frontier                220        6         5
    Founders Growth               11,371      213       232
    Founders Worldwide                64        1         1
    INVESCO Dynamics               7,480      109       118
    INVESCO Growth                   950        6         6
    INVESCO High Yield            21,725      146       140
    INVESCO Industrial Income      3,184       48        48
    INVESCO Select Income          4,860       33        32
    INVESCO Small Company Growth   3,254       35        38
    INVESCO Total Return           7,496      226       235
    INVESCO Value Equity              91        3         3
    Janus Balanced                16,206      280       318
    Janus Enterprise               1,408       46        51
    Janus Flex Income             10,442      105       104
    Janus Fund                    17,242      484       580
    Janus Mercury                 10,025      222       242
    Janus Twenty                  89,732    3,865     4,782
    Janus Worldwide               41,171    1,788     1,949
    MAS Fixed Income Portfolio       149        2         2
    MAS High Yield Portfolio         328        3         3
    MAS Mid Cap Growth             8,872      188       188
    MAS Value Portfolio            9,110      163       131
    Morgan Stanley Active            103        1         1
    Morgan Stanley Emerging          804        8         8
    Morgan Stanley Emerging          664        5         5
    Morgan Stanley Global            817       15        17
    MSIF Equity Growth                15
    NB Focus Trust                 2,345       50        54
    NB Genesis Trust              34,751      749       707
    NB Guardian Trust              1,713       30        28

    NB Manhattan Trust                35        1         1
    NB Partners Trust             23,897      440       432
    PBHG Emerging Growth             460       11        11
    PBHG Growth                    2,442       60        62
    PIMCO Capital Appreciation    13,696      330       340
    PIMCO Global Bond                 81        1         1
    PIMCO High Yield              12,533      143       142
    PIMCO Long-Term US Gov           458        5         5
    PIMCO Low Duration             5,032       51        51
    PIMCO Mid-Cap Growth          13,813      311       318
    PIMCO Total Return            23,544      255       248
    Strong Advantage               5,006       50        50
    Strong Schaver Value             178       10        11
    Strong Discovery               1,893       35        34
    Strong Government Security       893       10        10
    Strong Growth                  1,826       36        42
    Strong Opportunity             3,549      144       137
    Strong Short-Term Bond           234        2         2
    Strong Total Return              365       11        13
    Templeton Developing Markets   6,539       78        67
    Templeton Foreign I            9,778       94        82
    Templeton Foreign Small C         39        1         1
    Templeton Global Bond          1,020       10        10
    Templeton Growth I             3,453       65        57
    Templeton World I              7,270      121       116
    UAM/FMA Small Company             17
    UAM/RHJ Small Cap                  8
    USAA Cornerstone Strategy         77        2         2
    USAA Emerging Market              71        1         1
    USAA GNMA Trust                   52        1         1
    USAA Growth                        3
    USAA Income                      564        7         7
    USAA Income Stock              1,271       23        25
    USAA International               153        3         3
    Warburg Capital Appreciation   2,381       48        53
    Warburg Emerging Growth        1,481       58        59
    Warburg Global Fixed              76        1         1
    Warburg Growth & Inc           1,260       22        23
    Warburg International Equity      72        1         1
    Warburg Small Co. Value          417        6         6
                                         ---------------------
  Total other mutual funds                 20,831    22,509

Loans to participants - 2,164
with interest rates from 6.25%
to 10.75%                                  11,641    11,641
                                         ---------------------
                                         $452,659 $ 552,112
                                         =====================

The Mead Salaried Savings Plan
Item 27d- Supplemental Schedule of Reportable Transactions - Series of Transactions
Year Ended December 31, 1998
--------------------------------------------------------------------------------

(All dollar amounts in thousands)

                               Purchases                   Sales
                            --------------    --------------------------------
                                                                        Gain/
                            Number   Cost     Number   Cost   Proceeds (Loss)
------------------------------------------------------------------------------
Mead Common Stock Fund        251  $56,915      244  $59,548   $71,837$12,289

Magellan Fund                 251   55,553      244   30,357    36,356  5,999

Equity Income Fund            251   32,491      241   22,619    26,926  4,307

Asset Manager                 251   17,113      230    8,752    10,100  1,348

Asset Manager Growth Fund     251   30,189      240   14,804    17,700  2,896

Retirement Money Market Fund  250   50,377      240   43,519    43,519

U.S. Equity Index Pool        247   14,460      206    9,633    11,454  1,821

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                        THE MEAD CORPORATION
                                            (Registrant)


                                               TIMOTHY R. MCLEVISH
Date:     May 13, 1999                By:     ________________________
                                                Timothy R. McLevish
                                                Vice President, Finance
                                                (Chief Accounting Officer)


                                        THE MEAD 401K PLAN


                                               JAMES D. BELL
Date:     May 13, 1999                 By:     ________________________
                                                James D. Bell
                                                Director of Benefits

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-37961, 33-47580 and 33-53421 on Form S-8 of our report dated May 7, 1999, accompanying the financial statements of The Mead 401(k) Plan included in the Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1998.


DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 10, 1999