Form 10-Q
period 1999-07-04
MEAD CORP
filed 1999-08-10
CIK 64394

===============================================================================




                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 4, 1999



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

  The number of Common Shares outstanding at July 4, 1999 was 102,341,053.

==============================================================================

                 THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ---------------------------------------------------
                         QUARTERLY PERIOD ENDED JULY 4, 1999
                         -----------------------------------
                           PART I - FINANCIAL INFORMATION
                           ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All amounts in millions)

                                                  July 4,     Dec. 31,
                                                   1999         1998
                                                 --------     --------
ASSETS

Current assets:
  Cash and cash equivalents                      $   36.0     $  102.0
  Accounts receivable                               568.7        414.7
  Inventories                                       481.6        479.5
  Other current assets                               88.1         90.2
                                                 --------     --------
          Total current assets                    1,174.4      1,086.4

Investments and other assets:
  Investees                                         134.4        127.5
  Other assets                                      581.3        555.6
                                                 --------     --------
                                                    715.7        683.1

Property, plant and equipment                     5,773.5      5,741.8
Less accumulated depreciation and
  amortization                                   (2,473.8)    (2,369.1)
                                                 --------     --------
                                                  3,299.7      3,372.7
                                                 --------     --------
          Total assets                           $5,189.8     $5,142.2
                                                 ========     ========
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                               $  256.4     $  275.9
  Accrued liabilities                               409.8        395.7
  Current maturities of long-term debt               27.1          7.9
                                                 --------     --------
          Total current liabilities                 693.3        679.5

Long-term debt                                    1,346.1      1,367.4

Commitments and contingent liabilities

Deferred items                                      854.7        843.3

Shareowners' equity:
  Common shares                                     152.7        151.9
  Additional paid-in capital                        108.3         66.3
  Retained earnings                               2,078.5      2,076.9
  Other comprehensive loss                          (43.8)       (43.1)
                                                 --------     --------
                                                  2,295.7      2,252.0
                                                 --------     --------
          Total liabilities and
           shareowners' equity                   $5,189.8     $5,142.2
                                                 ========     ========
See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All amounts in millions, except per share amounts)

                                    Second Quarter Ended       First Half Ended
                                    ---------------------    ---------------------
                                     July 4,     June 28,    July 4,     June 28
                                       1999        1998        1999        1998
                                    --------     --------    --------     --------
Net sales                           $1,004.8     $1,050.9    $1,868.0     $1,889.9
Cost of products sold                  823.7        853.4     1,528.2      1,514.4
                                    --------     --------    --------     --------
  Gross profit                         181.1        197.5       339.8        375.5
Selling and administrative expenses    102.5        101.3       207.8        197.6
                                    --------     --------    --------     --------
  Earnings from operations              78.6         96.2       132.0        177.9
Other revenues                           4.8          1.6         8.8               4.2
Interest and debt expense              (25.1)       (28.9)      (51.8)       (55.4)
                                    --------     --------    --------     --------
  Earnings from continuing
   operations before income taxes       58.3         68.9        89.0        126.7
Income taxes                            21.0         28.2        32.1         49.4
                                    --------     --------    --------     --------
  Earnings from continuing
   operations before equity in
   net earnings (loss) of investees     37.3         40.7        56.9         77.3
Equity in net earnings (loss)
 of investees                            7.5          (.5)       10.8         (3.5)
                                    --------     --------    --------     --------
  Earnings from continuing
   operations                           44.8         40.2        67.7         73.8
Discontinued operations                             (25.0)                   (28.0)
                                    --------     --------    --------     --------
  Net earnings                      $   44.8     $   15.2    $   67.7     $   45.8
                                    ========     ========    ========     ========
Per common share - basic:
  Earnings from continuing
   operations                       $    .44     $    .39    $    .66     $    .71
  Discontinued operations                            (.24)                    (.27)
                                    --------     --------    --------     --------
  Net earnings                      $    .44     $    .15    $    .66     $    .44
                                    ========     ========    ========     ========
Per common share - assuming
 dilution:
  Earnings from continuing
   operations                       $    .43     $    .38    $    .65     $    .70
  Discontinued operations                            (.24)                    (.27)
                                    --------     --------    --------     --------
  Net earnings                      $    .43     $    .14    $    .65     $    .43
                                    ========     ========    ========     ========
Cash dividends per
 common share                       $    .16     $    .16    $    .32     $    .32
                                    ========     ========    ========     ========
Weighted-average number of common
 shares outstanding - basic           102.2        103.9       101.9        103.9
                                    ========     ========    ========     ========
Weighted-average number of common
 shares outstanding
 - assuming dilution                   105.1        105.8       104.8        105.8
                                    ========     ========    ========     ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
 (All amounts in millions)

                                                     First Half Ended
                                                   --------------------
                                                   July 4,    June 28,
                                                     1999        1998
                                                   -------     -------
Cash flows from operating activities:
  Net earnings                                      $ 67.7      $ 45.8
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and depletion of property, plant
     and equipment                                   135.6       125.7
    Depreciation and amortization of other assets     20.3        20.9
    Deferred income taxes                             (3.9)       (6.5)
    Investees-earnings and dividends                  (2.8)        4.4
    Discontinued operations                                       28.0
    Other                                             14.0        14.4
    Change in current assets and liabilities:
      Accounts receivable                           (159.8)     (160.0)
      Inventories                                     (9.4)      (67.7)
      Other current assets                            11.7       (12.7)
      Accounts payable and accrued liabilities        (6.0)       90.1
    Cash (used in) discontinued operations                       (22.8)
                                                    ------      ------
      Net cash provided by operating activities       67.4        59.6
                                                    ------      ------

Cash flows from investing activities:
  Capital expenditures                               (90.5)     (192.1)
  Additions to equipment rented to others            (13.6)      (14.8)
  Proceeds from sale of assets                        21.4
  Payment for acquired business                                  (13.6)
  Other                                              (24.3)      (21.8)
                                                    ------      ------
      Net cash (used in) investing activities       (107.0)     (242.3)
                                                    ------      ------

Cash flows from financing activities:
  Additional borrowings                               15.0       140.5
  Payments on borrowings                             (18.1)     (191.9)
  Notes payable                                                  273.8
  Cash dividends paid                                (32.7)      (33.3)
  Common shares issued                                45.1        12.7
  Common shares purchased                            (35.7)      (17.4)
                                                    ------      ------
      Net cash provided by (used in)
        financing activities                         (26.4)      184.4
                                                    ------      ------

Increase (decrease) in cash and cash equivalents     (66.0)        1.7
Cash and cash equivalents at beginning of year       102.0        29.5
                                                    ------      ------
Cash and cash equivalents at end of half            $ 36.0      $ 31.2
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

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                                      July  4,   Dec. 31,
                                                        1999       1998
                                                      -------    -------
Finished and semi-finished products                   $304.5     $295.0
Raw materials                                          102.3      109.2
Stores and supplies                                     74.8       75.3
                                                      ------     ------
                                                      $481.6     $479.5
                                                      ======     ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                          Second Quarter Ended           First Half Ended
                          --------------------        ----------------------
                          July  4,     June 28,       July  4,      June 28,
                            1999         1998           1999          1998
                          -------      -------        -------       -------
Revenues                   $196.1       $181.4         $369.1        $357.8
                           ======       ======         ======        ======

Gross profit               $ 32.6       $ 11.1         $ 54.0        $ 12.7
                           ======       ======         ======        ======
Net earnings               $ 21.1       $  4.3         $ 32.4        $  1.8
                           ======       ======         ======        ======

E - ASSET WRITEDOWNS AND EMPLOYEE TERMINATIONS

During the second quarter of 1999, the company recorded a pre-tax charge of $15.6 million for asset write-offs and severance costs related to the shutdown of four uncoated paper machines in its mill in Rumford, Maine. The charges were comprised of $7.9 million to write down fixed assets to be shutdown, $3.8 million in severance costs for salaried personnel notified during the quarter; $2.6 million to write off other assets; and $1.3 million to write down stores and supplies inventory associated exclusively with the four machines. Of the above charge, $14.2 million is included in cost of sales and $1.4 million is included in selling and administrative expenses.

The $3.8 million in severance costs relates to 52 salaried employees and includes medical, dental and other benefits, none of which were paid at the end of the second quarter. The shutdown is expected to be completed and all personnel terminated by December 31, 1999, although some severance and benefit payments may be made thereafter.

In the third quarter of 1998, the company adopted a plan to make organizational changes and reduce its overall workforce, and recorded a charge for employee severance and related costs. The following is a summary of the remaining accrual at July 4, 1999 (in millions):

Balance at December 31, 1998                     $9.9
Used for intended purpose                        (4.1)
                                                 ----
Balance at July 4, 1999                          $5.8
                                                 ====
F - SHAREOWNERS' EQUITY

During the second quarter of 1999, the company repurchased approximately 500,000 common shares on the open market. The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 9.8 million shares have been repurchased as of the end of the first half of 1999. Comprehensive earnings for the half years ended July 4, 1999 and June 28, 1998, were $67.0 million and $43.0 million. Comprehensive earnings for the quarters ended July 4, 1999 and June 28, 1998, were $41.9 million and $16.3 million.

G - ADDITIONAL INFORMATION ON CASH FLOWS

                                                                First Half Ended
                                                              -------------------
                                                               July 4,    June 28,
                                                                 1999        1998
                                                              -------     -------

Cash paid for:
  Interest                                                     $ 51.1      $ 56.7
                                                               ======      ======
  Income taxes                                                 $ 31.2      $ 20.0
                                                               ======      ======

H - SEGMENT INFORMATION

                                         Second Quarter Ended    First Half Ended
                                         --------------------   ------------------
                                          July 4,     June 28,   July 4,   June 28,
                                            1999         1998      1999       1998
                                        --------     --------   -------    -------

Net sales:
  Industry segments:
    Paper                                $  433.8    $ 445.2   $  887.7   $  879.1
    Packaging and Paperboard                403.7      408.5      751.4      751.4
    School and Office Products              167.3      197.2      228.9      259.4
                                         --------    --------   --------   --------
    Total                                $1,004.8   $1,050.9   $1,868.0   $1,889.9
                                         ========   ========   ========   ========
Earnings (loss) from Continuing
 Operations Before Income Taxes:
  Industry segments:
    Paper                                $   15.2    $  47.0   $   61.3   $  106.7
    Packaging and Paperboard                 59.3       37.8       83.9       67.2
    School and Office Products               22.4       31.6       23.8       38.3

  Corporate and Other  (1)                  (38.6)     (47.5)     (80.0)     (85.5)
                                         --------    --------   --------   --------
    Total                                $   58.3    $  68.9   $   89.0   $  126.7
                                         ========   ========   ========   ========




(1)  Corporate and other includes the following:

  Other revenue                          $    5.3    $    1.5  $   9.3    $    4.5
  Interest expense                          (25.1)      (28.9)   (51.8)      (55.4)
  Other expense                             (18.8)      (20.1)   (37.5)      (34.6)
                                        ---------   ---------  --------   ---------
    Total                                $  (38.6)   $  (47.5) $ (80.0)   $  (85.5)
                                         =========   ========= ========   =========

Identifiable assets have not changed significantly at July 4, 1999, compared to December 31, 1998.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------
RESULTS OF OPERATIONS
---------------------
During the second quarter, Mead recorded a pre-tax charge of $15.6 million or $.09 per share for asset write-offs and severance costs related to the shutdown of four uncoated paper machines in its mill in Rumford, Maine. Mead expects to take additional charges in the second half of 1999 in line with the company's announcement to take total pre-tax charges of approximately $25 million associated with the shutdown.

Net Sales
---------
Second quarter 1999 net sales of $1.00 billion decreased slightly from $1.05 billion in the second quarter of 1998.
For the first half, net sales were $1.87 billion in 1999 compared to $1.89 billion in 1998. The decline resulted primarily from lower prices for paper and lower prices and volume for school and office products. During the quarter, average selling prices were lower for coated paper, uncoated paper and carbonless paper and for coated paperboard and pulp. The decline in prices more than offset higher sales volume of paper and corrugated medium compared to the second quarter of 1998.

Operating Costs and Expenses
----------------------------
Gross profit as a percentage of sales decreased to 18.0% from 18.8% in the second quarter of 1998. Likewise, this percentage was 18.2% for the first half compared with 19.9% in the same period of last year.

Selling and administrative expenses of $102.5 million were up from $101.3 million in the second quarter of 1998. First half 1999 selling and administrative expenses of $207.8 million were up from $197.6 million for the same period of 1998 largely due to expenses related to the initial phase of implementation of the company's enterprise resource planning system and development of the company's financial services center.

The levels of gross profit and selling and administrative expenses were negatively affected by special items during the second quarters of both 1999 and 1998. In 1999's second quarter, a charge of $15.6 million was recorded for costs related to the shutdown of four uncoated paper machines at the company's
Rumford, Maine, facility.  The $15.6 million charge included:
$7.9 million to write-down fixed assets to be shutdown; $3.8 million in severance costs for salaried personnel notified during the quarter; $2.6 million to write off other assets;
$1.3 million to write down stores and supplies inventory associated exclusively with the four machines. In 1998, a charge of $31.5 million for asset write downs was recorded to reduce the carrying value of stores and supplies inventory, assets of a Japanese packaging operation, certain equipment replaced by new equipment and certain capitalized software made obsolete by a decision to move to an enterprise resource planning system.


Other Revenue
-------------
Other revenue of $8.8 million and $4.8 million in 1999 increased from $4.2 million and $1.6 million in the first half and second quarter of 1998, respectively. These increases are the result of a gain on the sale of non-strategic real estate.

Interest and Debt Expense
-------------------------
In the second quarter of 1999, interest and debt expense of $25.1 million decreased from $28.9 million in the second quarter of 1998 as a result of lower debt levels. Similarly, first half 1999 interest and debt expense of $51.8 million decreased from $55.4 million in 1998.

Income Taxes
------------
The effective tax rate was 36.0% for the second quarter of 1999 compared to 40.9% for the second quarter of 1998. In 1998, the income tax rate was higher as a result of the effect of a non-deductible portion of asset write downs taken during the second quarter of that year. For the half, this rate was 36.1% in 1999 and 39.0% in 1998.

Equity in Net Earnings (Loss) of Investees
------------------------------------------
Mead's investees earned $7.5 million in the second quarter compared to a loss of $.5 million in the second quarter of 1998. For the first half, Mead's share of earnings was $10.8 million in 1999 compared to a loss of $3.5 million posted for 1998. The increase was primarily a result of higher shipments and prices for wood products at Mead's 50%-owned Northwood companies. Shipments and prices were higher for lumber, oriented structural board (OSB) and plywood. Shipments and prices were lower for pulp compared to the first half of 1998. During the first half, the pulp mill took 13 days of maintenance downtime.

Earnings from Continuing Operations
-----------------------------------
Earnings from continuing operations for the second quarter of 1999 were $44.8 million compared to $40.2 million in the second quarter of 1998. For the first half of 1999, earnings from continuing operations were $67.7 million compared to $73.8 million in 1998.

Financial Data by Business
--------------------------
Paper segment

                                        Second Quarter                     First Half
                                   ------------------------           ------------------------
                                   1999      1998      % Change       1999      1998   % Change
                                   ----      ----      --------       ----      ----   --------

(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                  $433.8       $445.2      (3)%         $887.7   $879.1     1%

Segment earnings before
    taxes                         15.2         47.0     (68)%           61.3    106.7   (43)%


First half net sales for the paper segment were slightly ahead of last year's levels, though sales for the second quarter were down. Earnings for the first half of 1999 were $61.3 million compared to $106.7 million in 1998. The weakness in selling prices sharply affected the first half results of the paper segment.

Earnings for the segment decreased from the second quarter of 1998 affected in part by charges of $15.6 million for special items related to the shutdown of four uncoated paper machines at the Rumford, Maine paper mill. Excluding special items, earnings were $30.8 million in the second quarter of 1999 compared to segment earnings before special items of $59.1 million in the second quarter of 1998. (In the second quarter of 1998, earnings of $47.0 million included $12.1 million in charges related to the write down of certain assets.)
Earnings in the second quarter of 1999 were lower as a result of lower average selling prices for paper. For example, coated and uncoated paper prices were down more than 10% from the same quarter last year, carbonless paper prices were down 5% from prior year. In the second quarter of 1999, shipment volume increased for coated and uncoated paper. The mills generally operated well, taking some scheduled maintenance downtime in pulping operations. As previously announced, the company took 25,000 tons of market-related downtime in coated paper production during the quarter. Paper inventories declined from the levels of the prior quarter and were about even with the level of the second quarter of 1998.

Packaging and Paperboard segment

                                        Second Quarter                     First Half
                                   ------------------------           -----------------------
                                   1999      1998      % Change       1999      1998   % Change
                                   ----      ----      --------       ----      ----   --------

(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                  $403.7       $408.5       (1)%     $751.4    $751.4      --

Segment earnings before
    taxes                         59.3         37.8        57%       83.9      67.2       25%

Net sales for the packaging and paperboard segment were even with last year although slightly down for the quarter. Earnings for the first half increased 25% to $83.9 million from $67.2 million for the same period in 1998. Segment earnings for the quarter of $59.3 million improved 6% from $55.9 million in the second quarter of 1998, before $18.1 million in charges related to the write down of certain assets in 1998. The improvement in earnings in the first half of 1999 came primarily from higher shipments of corrugating medium from the company's expanded mill in Stevenson, Alabama. Shipments of medium increased 27% during the second quarter of 1999 from the second quarter of last year. Prices for medium recovered during the quarter bringing average selling prices to the level of last year's second quarter. Ongoing operational difficulties in the mill's new chemical recovery and conversion systems and production issues on the number two paper machine led to costs that, while below last year, were higher than expected. The company estimates this had a negative impact on earnings of approximately $5 million or $.03 per share during the quarter.

Within the Coated Board System, which includes the Packaging and Coated Board divisions, sales of beverage packaging were ahead for the first half and even with the second quarter of 1998. Shipments of coated paperboard to the company's packaging business and to open market customers declined slightly from the second quarter of 1998. Prices and shipments of wood products at the Coated Board division's two sawmills were higher than the same quarter last year. Production of coated paperboard at the Mahrt mill continued at very strong levels during the quarter, and the mill enhanced its cost position compared to the second quarter of 1998. In the third quarter of 1999, the mill plans to take approximately 25,000 tons of market-related downtime to help manage its inventory levels, which are higher than the level of the second quarter last year.

School and Office Products segment

                                        Second Quarter                          First Half
                                   ------------------------               ---------------------------
                                   1999      1998      % Change        1999       1998   % Change
                                   ----      ----      --------        ----       ----   --------

(All dollar amounts in millions)

Net sales (to unaffiliated
    customers)                   $167.3    $197.2      (15)%         $228.9     $259.4   (12)%

Segment earnings before
    taxes                          22.4      31.6      (29)%           23.8       38.3   (38)%

Sales and earnings for the School and Office Products segment declined in the first half and second quarter of 1999 compared to the first half and second quarter of 1998 due to several factors affecting price and volume. These factors include lower selling prices for paper-based products compared to prior year. They also include shifts in the way mass retailers are managing inventories leading to an overall reduction in the inventory levels they hold; increased foreign competition in commodity-based and some value-added products; and a lack of strong new products for the back-to-school selling season. The company does not expect School and Office Products to make up its shortfall in sales and earnings by the end of 1999. The segment under the direction of new division management has begun to strengthen its efforts in new product development and sales growth for future years. During the quarter, the division's converting facilities operated well. The division shipped product to customers for the back-to-school selling season on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital on July 4, 1999 was $481 million compared to $407 million on December 31, 1998. The current ratio was 1.7 at the end of the second quarter and was 1.6 on December 31, 1998. Consistent with Mead's highly seasonal School and Office Products business, inventories and receivables increased during the first half. During the quarter, inventories of coated and uncoated paper declined slightly from the level of the first quarter and were equal to second quarter 1998. Inventories of coated paperboard decreased from the first quarter but were higher than the level of the second quarter 1998. The paper segment took market-related downtime in the second quarter and is expected to take market related downtime in the second half. Market-related downtime will be taken in the second half in coated paperboard to help manage the company's inventory levels.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowners' equity) was 37.0% on July 4, 1999, and was 37.8% on December 31, 1998.

Capital expenditures totaled $91 million in the first half of 1999 compared to $192 million in the first half of 1998. The company expects its full year 1999 capital expenditures to be in the range of $200 million to $225 million.

Proceeds for the sale of assets were $21.4 million in the first half of 1999, including $13.6 million in the first quarter and $7.8 million in the second quarter.

Under a Board of Directors authorization, Mead repurchased approximately 500,000 shares of its capital stock in the second quarter of 1999. The 10 million share repurchase authorization was 98% completed by the end of the second quarter 1999.

At the end of the second quarter, Mead paid a fixed rate or capped rate on 78% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a $.02 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $23.5 million more than the book value at the end of the second quarter 1998.

OUTLOOK

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

Mead is making progress as it works through a five-step process in dealing with the Year 2000 issue: inventory; assessment; corrective action; testing; and implementation. With regard to its Information Technology (IT) systems corrective action is essentially completed for the company's corporate functions and its three business segments: Paper, Packaging and Paperboard, and School and Office Products. Testing and implementation are underway or have been completed in each of these areas. The company expects the risk to be low that its IT systems will be disrupted by Year the 2000 issue.

Non-IT systems include process control systems in manufacturing and converting facilities for monitoring and regulating power, production, emissions and safety equipment. At the end of the second quarter, approximately 88% of the company's process control systems were Year 2000 ready, 6% were being fixed or replaced and 6% were in the process of being reviewed. Mead has engaged a third-party consultant to assist in this process. More specifically, within Mead's business segments, corrective action and testing will be essentially complete in the Paper segment in the third quarter. Within the Packaging and Paperboard segment, corrective action and testing have been essentially completed for the Packaging division's domestic and international operations. Completion is expected in the second half for the Containerboard and Coated Board divisions, some during periods of normal maintenance downtime. In the School and Office Products segment, corrective action and testing of non-IT systems will be completed by year-end or by the first quarter of 2000. Year-end completion of corrective action and testing of non-IT systems is not as critical to School & Office Products given the seasonal nature of its business with most orders produced and shipped in the second and third quarters of the year. Mead fully expects to complete corrective action and testing of all critical non-IT systems within its three business segments in 1999. The company expects the risk to be low that its non-IT systems will be disrupted by the Year 2000 issue. Mead has initiated both internal and external reviews of non-IT systems to provide an independent assessment of its Y2K readiness.

The costs associated with the company's remediation of the Year 2000 issue include amounts for upgrading and replacing non-compliant software and hardware systems and the costs related to the use of third-party solution providers. Through the second quarter of 1999, the total cost of remediation was $21 million. This total includes approximately $12 million in repair costs and $9 million in replacement costs. The total cost Mead expects to incur between 1997 and 2000 related to the Year 2000 issue is $30 million to $35 million, a reduction from original estimates of $35 million to $45 million. The majority of the remaining costs relate to replacement or modification of process control systems. These costs will be expensed as incurred, except for new systems that would be capitalized.

Mead has completed a detailed review of its critical suppliers of raw materials, energy, equipment, supplies and transportation to determine their level of Year 2000 readiness. Based on this review, the company expects there is a low level of risk related to Year 2000 readiness with over 90% of these suppliers and medium level of risk with remaining suppliers. The company is developing plans for alternative sources of supply where it believes it is necessary. Significant interruptions caused by suppliers could affect Mead's operations overall and its ability to deliver products and services to its customers.

The company has prepared contingency plans within each of its businesses for addressing the greatest areas of risk of noncompliance or threats to business operations or company assets related to the Year 2000 issue. The company expects to continue to refine these plans in the second half of 1999.
The company believes that the greatest risk to company assets from Year 2000 issues would most likely come from the failure of third-parties, including government agencies, to deliver utilities or fuel to operate the boiler systems of the company's major paper and paperboard mills during a severe winter. The greatest risk of interruption to the manufacturing process would be the failure of suppliers to deliver raw materials for an extended period of time. The company could supply customers from finished inventory for a period of time. If customers were to experience Year 2000 interruptions in their own operations, it could result in reduced sales for Mead.

THE ESTIMATES AND CONCLUSIONS STATED HERE CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS ASSOCIATED WITH THE COMPLETION OF THE PLAN INCLUDE THE CONTINUED AVAILABILITY OF RESOURCES FROM SUPPLIERS AND THIRD-PARTY CONTRACTORS, THE ABILITY OF SUPPLIERS AND CUSTOMERS TO BE Y2K COMPLIANT, AND THE ABILITY TO IDENTIFY AND COMPLETE CONTINGENCY PLANS FOR SYSTEMATIC FAILURES NOT UNDER COMPANY CONTROL.

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31 1998 AND IN QUARTERLY REPORTS ON FORM 10-Q FILED IN 1999.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------
No material changes occurred to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                             PART II - OTHER INFORMATION
                             ---------------------------
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
       (a) The Annual Meeting of Shareholders of Mead was held on April 22, 1999.

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

       (c) The results of the election of directors are as follows:

                                   Number of Votes
                                   ---------------
       Nominee                        For               Withheld        Abstentions          Broker Non-Votes
       -------                        ---               --------        -----------          ----------------

       John C. Bogle               91,501,198            548,216            -0-                    -0-
       John G. Breen               91,505,006            544,407            -0-                    -0-
       William E. Hoglund          91,508,647            540,767            -0-                    -0-
       James G. Kaiser             91,536,677            512,736            -0-                    -0-
       Robert J. Kohlhepp          90,832,949          1,216,464            -0-                    -0-
       John A. Krol                91,237,623            811,791            -0-                    -0-
       Susan J. Kropf              91,529,735            519,679            -0-                    -0-
       Charles S. Mechem, Jr.      91,497,454            551,960            -0-                    -0-
       Lee J. Styslinger, Jr.      91,525,531            523,882            -0-                    -0-
       Jerome F. Tatar             91,472,726            576,687            -0-                    -0-
       J. Lawrence Wilson          91,526,897            522,516            -0-                    -0-

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------
       (a)    Exhibits

              (10)   Material Contracts:

                     (1) 1984 Stock Option Plan of the Registrant as amended through June 24, 1999.

                     (2) 1991 Stock Option Plan of the Registrant as amended through June 24, 1999.

                     (3) 1996 Stock Option Plan of the Registrant as amended through June 24, 1999.

                     (4) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, Duane E. Collins, William
                            E. Hoglund, James G. Kaiser, Robert J.
                            Kohlhepp, John A. Krol, Susan J. Kropf,
                            Charles S. Mechem, Jr., Heidi G. Miller,
                            Lee J. Styslinger, Jr., Jerome F. Tatar
                            and J. Lawrence Wilson.

                     (5)    1987 Restricted Stock Plan of the
                            Registrant as amended through June 24,
                            1999.

              (27)   Financial Data Schedule Quarter 2, 1999.

       (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 1999.

                                      SIGNATURE

       Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:         August 10, 1999


THE MEAD CORPORATION
--------------------
   (Registrant)



By: TIMOTHY R. MCLEVISH
    __________________________________
    Timothy R. McLevish
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)