Form 10-Q
period 1999-10-03
MEAD CORP
filed 1999-11-12
CIK 64394

================================================================================




             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 1999

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

  The number of Common Shares outstanding at October 3, 1999 was 102,644,297.

===============================================================================

     THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
     --------------------------------------------------
           QUARTERLY PERIOD ENDED OCTOBER 3, 1999
            -------------------------------------
               PART I - FINANCIAL INFORMATION
            -------------------------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
-------------
(All amounts in millions)

                                                  Oct. 3,     Dec. 31,
                                                   1999         1998
                                                 --------     --------
ASSETS

Current assets:
  Cash and cash equivalents                      $  139.0     $  102.0
  Accounts receivable                               515.6        414.7
  Inventories                                       438.5        479.5
  Other current assets                               86.0         90.2
                                                 --------     --------
          Total current assets                    1,179.1      1,086.4

Investments and other assets:
  Investees                                         146.3        127.5
  Other assets                                      595.4        555.6
                                                 --------     --------
                                                    741.7        683.1

Property, plant and equipment                     5,818.5      5,741.8
Less accumulated depreciation and
  amortization                                   (2,515.4)    (2,369.1)
                                                 --------     --------
                                                  3,303.1      3,372.7
                                                 --------     --------
          Total assets                           $5,223.9     $5,142.2
                                                 ========     ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                               $  260.3     $  275.9
  Accrued liabilities                               390.8        395.7
  Current maturities of long-term debt               35.1          7.9
                                                 --------     --------
          Total current liabilities                 686.2        679.5

Long-term debt                                    1,333.2      1,367.4

Commitments and contingent liabilities

Deferred items                                      864.2        843.3

Shareowners' equity:
  Common shares                                     153.1        151.9
  Additional paid-in capital                        117.8         66.3
  Retained earnings                               2,112.6      2,076.9
  Other comprehensive loss                          (43.2)       (43.1)
                                                 --------     --------
                                                  2,340.3      2,252.0
                                                 --------     --------
          Total liabilities and
           shareowners' equity                   $5,223.9     $5,142.2
                                                 ========     ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------
 (All amounts in millions, except per share amounts)

                                     Third Quarter Ended     Three Quarters Ended
                                    ---------------------    ---------------------
                                     Oct. 3,     Sept. 27,   Oct. 3,      Sept. 27,
                                       1999        1998        1999       1998
                                    --------     --------    --------     --------
Net sales                           $  982.2     $1,009.3    $2,850.2    $2,899.2
Cost of products sold                  808.1        811.7     2,336.3     2,326.1
                                    --------     --------    --------     --------
  Gross profit                         174.1        197.6       513.9       573.1
Selling and administrative expenses     94.0        120.9       301.8       318.5
                                    --------     --------    --------     --------
  Earnings from operations              80.1         76.7       212.1       254.6
Other revenues (expenses)                (.1)         (.5)        8.7         3.7
Interest and debt expense              (25.6)       (27.1)      (77.4)      (82.5)
                                    --------     --------    --------     --------
  Earnings from continuing
   operations before income taxes       54.4         49.1       143.4       175.8
Income taxes                            19.6         16.5        51.7        65.9
                                    --------     --------    --------     --------
  Earnings from continuing
   operations before equity in
   net earnings (loss) of investees     34.8         32.6        91.7       109.9
Equity in net earnings (loss)
 of investees                           16.0          2.8        26.8         (.7)
                                    --------     --------    --------     --------
  Earnings from continuing
   operations                           50.8         35.4       118.5       109.2
Discontinued operations                                                     (28.0)
                                    --------     --------    --------     --------
  Net earnings                      $   50.8     $   35.4    $  118.5     $  81.2
                                    ========     ========    ========    ========
Per common share - basic:
  Earnings from continuing
   operations                       $    .50     $    .34    $   1.16     $  1.05
  Discontinued operations                                                    (.27)
                                    --------     --------    --------     --------
  Net earnings                      $    .50     $    .34    $   1.16     $   .78
                                    ========     ========    ========    ========
Per common share - assuming
 dilution:
  Earnings from continuing
   operations                       $    .48     $    .34    $   1.13     $  1.04
  Discontinued operations                                                    (.27)
                                    --------     --------    --------     --------
  Net earnings                      $    .48     $    .34    $   1.13     $   .77
                                    ========     ========    ========    ========
Cash dividends per
 common share                       $    .16     $    .16    $    .48     $   .48
                                    ========     ========    ========    ========
Weighted-average number of common
 shares outstanding
 - basic                               102.6        103.3       102.2       103.7
                                    ========     ========    ========    ========
Weighted-average number of common
 shares outstanding
 - assuming dilution                   105.4        104.5       104.9       105.4
                                    ========     ========    ========    ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------
 (All amounts in millions)
                                                   Three Quarters Ended
                                                  --------------------
                                                   Oct. 3,    Sept. 27,
                                                     1999        1998
                                                   -------     -------
Cash flows from operating activities:
  Net earnings                                      $118.5      $ 81.2
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and depletion of property, plant
     and equipment                                   198.2       192.0
    Depreciation and amortization of other assets     30.9        32.1
    Deferred income taxes                              7.1        28.4
    Investees-earnings and dividends                 (13.3)        9.5

    Discontinued operations                                       28.0
    Other                                             11.0         9.2
    Change in current assets and liabilities:
      Accounts receivable                           (100.8)      (97.6)
      Inventories                                     39.6       (26.9)
      Other current assets                            10.1        (4.2)
      Accounts payable and accrued liabilities       (26.6)      (15.1)
    Cash (used in) discontinued operations                        (7.8)
                                                    ------      ------
      Net cash provided by operating activities      274.7       228.8
                                                    ------      ------

Cash flows from investing activities:
  Capital expenditures                              (142.5)     (277.1)
  Additions to equipment rented to others            (24.0)      (23.7)
  Proceeds from sale of assets                        21.4       262.5
  Payment for acquired business                      (23.5)      (13.6)
  Other                                              (30.6)      (20.2)
                                                    ------      ------
      Net cash (used in) investing activities       (199.2)      (72.1)
                                                    ------      ------

Cash flows from financing activities:
  Additional borrowings                               15.0       140.5
  Payments on borrowings                             (23.4)     (200.6)
  Cash dividends paid                                (49.1)      (49.8)
  Common shares issued                                55.1        13.4
  Common shares purchased                            (36.1)      (51.5)
                                                    ------      ------
      Net cash (used in) financing activities        (38.5)     (148.0)
                                                    ------      ------

Increase in cash and cash equivalents                 37.0         8.7
Cash and cash equivalents at beginning of year       102.0        29.5
                                                    ------      ------
Cash and cash equivalents at end of third quarter   $139.0      $ 38.2
                                                    ======      ======

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All amounts in millions)

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

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction. Mead's policy for recognizing sales revenue is to do so when title passes, generally when products are shipped to customers.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                         Oct. 3,     Dec.31,
                                           1999        1998
                                         -------     -------
Finished and semi-finished products       $262.4      $295.0
Raw materials                               98.2       109.2
Stores and supplies                         77.9        75.3
                                          ------      ------
                                          $438.5      $479.5
                                          ======      ======

D - INVESTEES

The summarized operating data for all investees is presented in the following table:

                          Third Quarter Ended          Three Quarters Ended
                          --------------------       ----------------------
                          Oct. 3,     Sept. 27,      Oct. 3,      Sept. 27,
                            1999         1998           1999          1998
                          -------      -------       -------        -------

Revenues                 $ 218.6      $ 172.1        $ 587.7       $ 529.9
                          ======       ======         ======        ======

Gross profit             $  61.0      $  12.2        $ 115.0       $  24.9
                          ======       ======         ======        ======

Net earnings             $  38.9      $  13.5        $  71.3       $  15.3
                          ======       ======         ======        ======

During the third quarter of 1999, the company signed an agreement to sell its 50%-owned investment in Northwood
Forest Industries Ltd. The sale is expected to close during the fourth quarter of 1999.

E - ASSET WRITE-DOWNS AND EMPLOYEE TERMINATION COSTS

The company recorded pre-tax charges in the second quarter of 1999 totaling $15.6 million for asset write-downs and severance costs related to the shutdown and disposal of four uncoated paper machines at its Rumford, Maine, paper mill. The decision to shut down and dispose of the machines prompted a review for impairment, which resulted in the recognition of a $9.2 million impairment charge to adjust the carrying amount of the fixed assets and related spare parts included in stores and supplies inventory. The charge also included $2.9 million in severance costs for salaried personnel notified during the second quarter,$2.6 million to write-off other assets which are affected by the decision, and $.9 million related to certain contractual obligations. Of the above charges, $14.2 million is included in cost of sales and $1.4 million is included in selling and administrative expenses.

The severance costs relate to 52 salaried employees and includes medical, dental and other benefits. Through
October 3, 1999, 8 people have left the company. The remainder are expected to leave by December 31, 1999, and the remaining costs are expected to be paid prior to the end of the first quarter 2000.

In the third quarter of 1998, the company adopted a plan to make organizational changes and reduce its workforce, and recorded a charge of approximately $22 million for employee severance and related costs in selling and administrative expenses. This plan involved terminating 318 domestic employees, primarily salaried, and was communicated to affected employees in the third quarter of 1998. The charge covered severance payments and medical, dental and other benefits. Pursuant to this plan, 291 people left the company, with the remainder of the planned terminations not occurring as a result of refinements in the plan that necessitated fewer terminations. As a result of fewer people being terminated, lower severance benefits paid than estimated and less utilization of outplacement benefits by terminated employees, the company reversed $2.7 million of the original charge to selling and administrative expenses in the third quarter of 1999.

The following is a summary of the remaining accruals at October 3, 1999 (in millions):

                                           1999            1998
                                         Severance       Severance
                                          Accrual         Accrual

Balance at December 31, 1998              $                $ 9.9
Charge recorded                              2.9
Used for intended purpose                    (.2)           (5.4)
Charge reversed                                             (2.7)
                                          -------         -------
Balance at October 3, 1999                $  2.7           $ 1.8
                                          =======         =======

The remaining $1.8 million balance for the 1998 accrual relates to amounts due to severed employees who have not yet been fully paid.

F - SHAREOWNERS' EQUITY

During the first three quarters of 1999, the company repurchased approximately 1 million common shares on the open market. The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 9.8 million shares have been repurchased as of the end of the third quarter of 1999. The company completed this program on October 28, 1999. Subsequent to the end of the third quarter, the Board of Directors authorized an additional repurchase of up to 10 million common shares in the open market.

Comprehensive earnings for the three quarters ended October
3, 1999 and September 27, 1998, were $118.4 million and
$62.1 million. Comprehensive earnings for the quarters ended October 3, 1999 and September 27, 1998, were $51.4 million and $19.1 million. The difference between net earnings and comprehensive earnings for the third quarter and the three quarters ended October 3, 1999, relates to the change in foreign currency translation adjustment and changes in the minimum pension liability adjustment.

G - ADDITIONAL INFORMATION ON CASH FLOWS

                              Three Quarters Ended
                              --------------------
                              Oct. 3,    Sept. 27,
                                1999        1998
                              -------     -------
Cash paid for:
  Interest                     $ 96.0      $108.5
                               ======      ======
  Income taxes                 $ 40.1      $ 25.7
                               ======      ======

H - SEGMENT INFORMATION

                                          Third Quarter Ended   Three Quarters Ended
                                        --------------------   --------------------
                                         Oct. 3,     Sept.27,  Oct. 3,  Sept. 27,
                                           1999        1998      1999     1998
                                        --------   --------   --------   --------
Net sales:
  Industry segments:
    Paper                                $  447.3    $ 451.5   $1,335.0  $1,330.6
    Packaging and Paperboard                389.1      388.0    1,140.5   1,139.4
    School and Office Products              145.8      169.8      374.7     429.2
                                         --------   --------   --------   --------
    Total                                $  982.2   $1,009.3   $2,850.2  $2,899.2
                                         ========   ========   ========  ========
Earnings (loss) from Continuing
 Operations Before Income Taxes:
  Industry segments:
    Paper                                $   43.7    $  45.7   $  105.0   $ 152.4
    Packaging and Paperboard                 42.2       39.6      126.1     106.8
    School and Office Products                9.2        9.0       33.0      47.3

  Corporate and Other  (1)                  (40.7)     (45.2)    (120.7)   (130.7)
                                         --------   --------   --------   --------
    Total                                $   54.4    $  49.1   $  143.4   $ 175.8
                                         ========   ========   ========  ========


(1)  Corporate and other includes the following:

  Other revenue                          $    1.3    $    .6   $  10.6    $   5.1
  Interest expense                          (25.6)     (27.1)    (77.4)     (82.5)
  Other expense                             (16.4)     (18.7)    (53.9)     (53.3)
                                         --------   --------   -------   -------
    Total                                $  (40.7)   $ (45.2)  $(120.7)   $(130.7)
                                         ========   ========   =======   ========

Identifiable assets have not changed significantly at October 3, 1999, compared to December 31, 1998.

I - SUBSEQUENT EVENT

On November 1, 1999, the company acquired the At-A-Glance
Group of Cullman Ventures, Inc., a manufacturer of diaries, appointment books, calendars, posters, organizers and planners for approximately $550 million in cash. The acquisition has been accounted for as a purchase.

<PAGE

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------
RESULTS OF OPERATIONS
---------------------
During the third quarter of 1999, Mead announced the intention to divest its 50% ownership in Northwood Inc. of British Columbia, Canada, for approximately $240 million in cash (Canadian) and $77.5 million in debentures (Canadian).
Mead also purchased a specialty paper mill in the United
Kingdom, and announced the intention to purchase the At-A-Glance group of Cullman Ventures, Inc. The purchase of At-A-Glance was completed on November 1, 1999.

In the third quarter of 1998, Mead recorded a pre-tax charge of $22 million, or 13 cents per share, for an organizational change and workforce reduction program that included 318 positions. Pursuant to this program, 291 people left the company, with the remainder of the plan terminations not occurring as a result of refinements in the program that necessitated fewer terminations. As a result of fewer people being eliminated, lower severance benefits paid than estimated and less utilization of outplacement benefits by terminated employees, the company reversed $2.7 million (pre-tax), or 2 cents per share, of the original charge to selling and administrative expenses in the third quarter of 1999.

Net Sales
---------
Third quarter net sales of $982 million declined 3% from $1,009 million in the third quarter of 1998. For the three quarters, net sales were $2.85 billion in 1998 compared to 2.90 billion in 1998.
The decline in sales was a result of lower volume and prices for school and office products and lower prices for coated paper.

Operating Costs and Expenses
----------------------------
Gross profit as a percentage of sales decreased to 17.7% from 19.6% in the third quarter of 1998 as a result of lower selling prices in the paper segment. Likewise, this percentage was 18.0% for the three quarters compared with 19.8% in the same period of last year.

Selling and administrative expenses of $94 million declined from $121 million in 1998. Excluding the charges for organization change and workforce reduction in 1998 and a related adjustment in 1999, selling and administrative expenses were $97 million in 1999 and $101 million in 1998.

Other Revenues (Expenses)
------------------------
Other revenues (expenses) of $(.1) million in the quarter and $8.7 million through three quarters of 1999 increased from $(.5) million and $3.7 million in the third quarter and three quarters of 1998, respectively. The increase through the quarter is largely the result of a gain on the sale of non-strategic real estate in the second quarter.

Interest and Debt Expense
-------------------------
Interest and debt expense for the third quarter of $26 million decreased 6% from $27 million in 1998 reflecting lower average debt levels. Similarly, three quarters 199 interest and debt expense of $77.4 million decreased 6% from $82.5 million in 1998.

Income Taxes
------------
The effective tax rate was 36% in the third quarter of 1999 and for the year to date, compared to an effective tax rate of 33.6% for the third quarter of 1998 and 37.5% for the first three quarters of 1998.

Equity in Net Earnings (Loss) of Investees
------------------------------------------
Mead's investees earned $16 million in the third quarter of 1999 compared to earnings of $2.8 million in the third quarter of 1998. For the three quarters, Mead's share of earnings was $26.8 million in 1999 compared to a loss of $.7 million posted for 1998. The increase was primarily a result of higher prices and shipments of lumber and higher prices for plywood and oriented structural board (OSB). Of the $16 million third quarter 1999 earnings from investees, $11.3 million was generated by Northwood Inc. which produces pulp, lumber and plywood.

Earnings from Continuing Operations
----------------------------------
Earnings from continuing operations for the third quarter of 1999 were $50.8 million compared to $35.4 million in the third quarter of 1998. For the three quarters of 1999, earnings from continuing operations were $118.5 million compared to $109.2 million in 1998 reflecting a 9% increase.

Financial Data by Business
--------------------------
Paper segment

                                                Third Quarter                   Three Quarters
                                      -----------------------------     -------------------------------
                                      1999       1998      % Change      1999         1998     % Change
(All dollar amounts in millions)      ----       ----      --------      ----         ----     --------

Net sales (to unaffiliated
  customers)                        $447.3      $451.5       (1)%       $1,335.0    $1,330.6       --%

Segment earnings before
  taxes                               43.7        45.7       (4)%          105.0       152.4     (31)%

Sales and earnings in the paper segment declined from the third quarter of 1998 as a result of lower selling prices across all paper grades, despite an overall increase in shipments. For the first three quarters of 1999, sales were slightly above the level of the prior year. Earnings for the first three quarters of 1999 were $105 million compared to $152.4 million in 1998 as the impact of lower selling prices more than offset an increase in shipping volume. Excluding the impact of the 1998 organizational change and workforce reduction program in the third quarter of both 1999 and 1998 earnings were $42.2 and $55.6, respectively. In the third quarter of 1999, shipments of coated and uncoated paper increased over the third quarter of 1998, while shipments of carbonless paper were unchanged from the same quarter last year. Order backlogs for coated paper strengthened during the quarter, but selling prices remained almost 10% below the level of the third quarter of 1998. Inventory levels for coated and uncoated paper declined in the third quarter as a result of strong shipments and continued market-related downtime of about
17,000 tons in the company's coated paper mill system.  In
September, the company restarted a coated paper machine, which had been out of production for a full year. Mead expects to operate the machine as market conditions permit.
The company's three-mill coated paper system operated well during the quarter with improved productivity as lower operating cost and increased volume partially offset the negative impact of declining selling prices.

Packaging and Paperboard segment

                                                           Third Quarter                          Three Quarters
                                               ------------------------------       ----------------------------------
                                                1999       1998      % Change          1999         1998      % Change
(All dollar amounts in millions)                ----       ----      --------          ----         ----      --------

Net sales (to unaffiliated
  customers)                                    $389.1      $388.0       -%            $1,140.5    $1,139.4        -%

Segment earnings before
  taxes                                           42.2        39.6       7%               126.1       106.8       18%

Sales for the segment in 1999 were essentially unchanged from the third quarter and year to date of 1998. Higher sales revenue in containerboard that resulted from higher selling prices was offset by lower sales in the coated board system, including beverage packaging. Excluding the impact of the 1998 organizational change and workforce reduction program in the third quarter of both 1999 and 1998 earnings were $41.4 and $46.7, respectively. The earnings reduction for the quarter was primarily attributable to reduce earnings in Mead's coated board system. Earnings for the first three quarters were $126.1 million in 1999 compared to $106.8 million in 1998.
The increase was primarily the result of higher selling prices for corrugating medium. Sales of beverage packaging were below the third quarter of the prior year in North
America and Europe. International sales of beverage packaging were affected somewhat by the strength of the dollar compared to European currencies. Shipments of coated paperboard were lower, and selling prices for paperboard sold to folding carton converters declined from prior year.
Operating costs at the Mahrt coated paperboard mill were higher than in the prior year as the mill took 20,000 tons market-related downtime during the quarter and additional downtime for scheduled maintenance. The Containerboard division made progress toward resolving operating issues related to the recently-expanded paper machine and related chemical recovery systems at the Stevenson mill, although operating costs remained high during the quarter.

School and Office Products segment

                                                           Third Quarter                           Three Quarters
                                               ------------------------------       ----------------------------------
                                                1999       1998      % Change          1999         1998      % Change
(All dollar amounts in millions)                ----       ----       --------         ----         ----      --------

Net sales (to unaffiliated
  customers)                                    $145.8      $169.8         (14%)       $374.7      $429.2      (13)%

Segment earnings before
  taxes                                            9.2         9.0            2%         33.0        47.3      (30)%

Sales in the third quarter of 1999 declined 14% from the third quarter of 1998. Earnings were $9.2 million in the third quarter of 1999. Excluding the impact of the 1998 organizational change and workforce reduction program in the third quarter of both 1999 and 1998 earnings were $9.1 and $13.1, respectively.
On a comparable basis, 1999 third quarter earnings declined
30% from the third quarter of 1998. Sales and earnings for the third quarter and the first three quarters of 1999 were lower than the levels for the same periods of the prior year as a result of several factors including shifts in the way mass retailers managed inventories leading to an overall reduction in the inventory levels they hold, increased foreign competition in commodity' based and some value-added products and a lack of strong new products for the back-to-school selling season. The segment, under the direction of new division management, has begun to strengthen its new product development, announcing new licensing agreements during the quarter, which should lead to new products for next year's back-to-school selling season. During the quarter, the division reduced its fixed spending levels, and had strong operating and on-time shipping performance. Mead also announced plans to purchase At-A-Glance, a leading producer of paper-based time management products. The closing occurred November 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital on October 3, 1999 was $493 million compared to $407 million on December 31, 1998. The current ratio was
1.7 at the end of the third quarter 1999 and 1.6 on December 31, 1998. Consistent with Mead's seasonal School and
Office Products business, inventories and receivables increased during the first half of the year and declined during the third quarter. Inventories also declined from the third quarter level of 1998. Market-related downtime was taken during the third quarter in coated paper and in coated paperboard.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowners'equity) was 36.3% on October 3, 1999 and was 37.8% on December 31, 1998.

Capital expenditures totaled $143 million for the first three quarters of 1999 compared to $277 million in the first three quarters of 1998.

The company did not repurchase shares in the third quarter of 1999. By the end of the third quarter, the company had repurchased 9.8 million shares under the 10 million share authorization approved by the Board of Directors in April
1995. The company completed the 10 million share authorization program on October 28,
1999.

At the end of the third quarter, Mead paid a fixed rate or a capped rate of interest on 77% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.02 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $4.3 million more than book value at the end of the third quarter.

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

Mead has worked through a five-step process in dealing with the Year 2000 issue: inventory; assessment; corrective action; testing; and implementation. With regard to its Information Technology (IT) systems, corrective action, has been completed for the company's corporate functions and its three business segments: Paper; Packaging and Paperboard; and School and Office Products. Testing and implementation have been completed for all these areas with the exception of School and Office Products which will be completed in the fourth quarter. The company expects the risk to be low that its IT systems will be disrupted by the Year 2000 issue.

Non-IT systems include process control systems in manufacturing and converting facilities for monitoring and regulating power, production, emissions and safety equipment. With regard to its non-IT systems, corrective action and testing have been completed for all critical systems. Mead has engaged a third-party consultant to assist in this process. In the School and Office Products segment, corrective action and testing of some non-IT systems will be completed by year-end or by the first quarter of 2000. Year-end completion of corrective action and testing of non-IT systems is not as critical to School & Office Products given the seasonal nature of its business with most orders produced and shipped in the second and third quarters of the year. The company expects the risk to be low that its non-IT systems will be disrupted by the Year 2000 issue. Mead has initiated both internal and external reviews of non-IT systems to provide an independent assessment of its Y2K readiness.

The costs associated with the company's remediation of the Year 2000 issue include amounts for upgrading and replacing non-compliant software and hardware systems and the costs related to the use of third-party solution providers.
Through the third quarter of 1999, the total cost of remediation was $24 million. This total includes approximately $13 million in repair costs and $11 million in replacement costs. The total cost Mead expects to incur beginning in 1997 through 2000 related to the Year 2000 issue is $30 million, a reduction from original estimates of $35 million to $45 million. The majority of the remaining costs relate to replacement or modification of process control systems.
These costs are expensed as incurred, except for new systems that are capitalized in accordance with generally accepted accounting principles.

Mead has completed a detailed review of its critical suppliers of raw materials, energy, equipment, supplies and transportation to determine their level of Year 2000 readiness. Based on this review, the company expects there is a low level of risk related to Year 2000. The company has developed plans for alternative sources of supply where it believes it is necessary. Significant interruptions caused by suppliers could affect Mead's operations overall and its ability to deliver products and services to its customers.

The company has prepared contingency plans within each of its businesses for addressing the greatest areas of risk of noncompliance or threats to business operations or company assets related to the Year 2000 issue. Except for recent acquisitions, the company believes that the greatest risk to company assets from Year 2000 issues would most likely result from the failure of third-parties, including government agencies, to deliver utilities or fuel to operate the boiler systems of the company's major paper and paperboard mills during a severe winter. The greatest risk of interruption to the manufacturing process would result from the failure of suppliers to deliver raw materials for an extended period of time. The company could supply customers from finished inventory for a period of time.
If customers were to experience Year 2000 interruptions in their own operation, it could result in reduced sales for Mead. With respect to recent acquisitions, prior owners have performed Y2K remediation which has been disclosed to the company in due diligence.

THE ESTIMATES AND CONCLUSIONS STATED HERE CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING
THE PLAN INCLUDE THE CONTINUED AVAILABILITY OF RESOURCES FROM SUPPLIERS AND THIRD-PARTY CONTRACTORS, THE ABILITY OF SUPPLIERS AND CUSTOMERS TO BE Y2K COMPLIANT, ADEQUACY OF Y2K REMEDIATION ACTIVITIES AT RECENTLY ACQUIRED BUSINESSES, AND THE ABILITY TO IDENTIFY AND COMPLETE CONTINGENCY PLANS FOR SYSTEMATIC FAILURES NOT UNDER COMPANY CONTROL.

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING
STATEMENTS. THESE STATEMENTS INCLUDE RISKS AND
UNCERTAINTIES.  ACTUAL RESULTS MAY DIFFER.  CERTAIN
FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER ARE
DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31 1998, QUARTERLY REPORTS AND
PERIOD REPORTS FILED IN 1999.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK
               ----------------------------------------
No material changes occurred during the quarter to information previously provided in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1998.

                 PART II - OTHER INFORMATION
                 ---------------------------

ITEM 1.         LEGAL PROCEEDINGS
                -----------------
                Reference is made to the third paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, regarding the excavation and treatment/disposal of bulk tar deposits located in or near Chattanooga Creek located in Chattanooga, Tennessee. In July, 1999, USEPA released for comment a Revised Focused Feasibility Study ("FFS") for the Tennessee Products Superfund Site (Chattanooga Creek). The FFS contained a description of alternatives for remediation of the portions of Chattanooga Creek not addressed by the interim removal action. The estimated costs of various removal alternatives, excluding the No Action Alternative, ranged from approximately $6.3 million to $12.6 million.
The FFS included a recommendation for a preferred alternative with an estimated cost of approximately $7.5 million. Mead submitted comments on the FFS in August, 1999. It is not known when the final FFS or a Record of Decision for the site will be published.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------
        (a)     Exhibits

                (27)   Financial Data Schedule Quarter 3, 1999.

        (b)     Reports on Form 8-K

                (1)    A Form 8-K was filed on October 1,
                       1999 reporting under Item  5
                       the signing of a definitive agreement
                       and plan of merger to acquire the
                       common stock of Cullman Ventures,
                       Inc. for approximately $550 million
                       in cash.  Also filed as an exhibit
                       was a copy of a Press Release dated
                       September 30, 1999.

                                SIGNATURE

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 12, 1999


THE MEAD CORPORATION
--------------------
   (Registrant)



By: TIMOTHY R. MCLEVISH
    __________________________________
    Timothy R. McLevish
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)