Form 10-Q/A
period 1999-10-03
MEAD CORP
filed 1999-11-16
CIK 64394

================================================================================




             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
              AMENDMENT NO. 1 TO FORM 10-Q

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

This Amendment is filed to correct two typographical mistakes in Item 2. Results of Operation. The first mistake is in the second sentence under "Net Sales" where the year 1998 was referenced twice. The first reference in the sentence is "1999." The second mistake in the second sentence under "Interest and Debt Expense" is an incomplete reference to the year "1999."

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

Net Sales
---------
Third quarter net sales of $982 million declined 3% from
$1,009 million in the third quarter of 1998.  For the three quarters,
net sales were $2.85 billion in     1999      compared to 2.90 billion in 1998.
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

Interest and Debt Expense
-------------------------
Interest and debt expense for the third quarter of $26
million decreased 6% from $27 million in 1998 reflecting
lower average debt levels.  Similarly, three quarters     1999      interest and
debt expense of $77.4 million decreased 6% from $82.5 million in 1998.

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


Date:   November 16, 1999


THE MEAD CORPORATION
--------------------
   (Registrant)



By: TIMOTHY R. MCLEVISH
    __________________________________
    Timothy R. McLevish
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)