Form 10-K/A
period 1998-12-31
MEAD CORP
filed 1999-11-22
CIK 64394

===============================================================================
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549
                                            FORM 10-K
                [X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                        15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998
                                               OR
                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _________ to ______ Commission File No. 1-2267

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

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1998, to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 1999 and 1998. The Mead Corporation is issuer of the securities held pursuant to the Plan. The schedules called for under Article 6A-05 in Regulation S-X have been omitted because they are inapplicable or the required information has been given in the financial statements or notes thereto.


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
________________________________________________________________

                                                    Page

INDEPENDENT AUDITORS' REPORT                         1

FINANCIAL STATEMENTS:

      Statements of Financial Condition as
      of August 31, 1999 and 1998                    2

      Statements of Income and Changes in
      Participants' Equity for the Years
      Ended August 31, 1999, 1998 and 1997           3

NOTES TO FINANCIAL STATEMENTS                        4-5

EXHIBITS:

     Independent Auditors' Consent                   6

     Signatures                                      7

INDEPENDENT AUDITORS' REPORT

Director of Benefits
The Mead Corporation Employees Stock Purchase Plan:

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan (the "Plan") as of August 31, 1999 and 1998, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at August 31, 1999 and 1998, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

November 12, 1999
Dayton, Ohio

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION, AUGUST 31, 1999 AND 1998
____________________________________________________________________

ASSETS                                          1999             1998

Common shares of The Mead Corporation,
 at fair value (Note B)                     $2,001,741        $1,517,615
Dividends receivable                             7,717             8,339
Cash                                            26,600            12,040
Participants' payroll receivable                18,629            20,340
The Mead Corporation match receivable            7,386            90,343
                                            ----------------------------
                                            $2,062,073        $1,648,677
                                            ============================
LIABILITIES

Current plan year distribution due to
 participating employees                    $2,059,740        $1,646,952
Amounts due to terminated employees
 and estates of deceased employees               2,333             1,725
                                            ----------------------------
                                            $2,062,073        $1,648,677
                                            ============================

See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
_______________________________________________________________________

INCREASES IN PARTICIPANTS'                 1999        1998       1997
 EQUITY:
 Investment income - dividends
  on Mead common shares                 $  28,870   $  18,832  $  12,418
 Unrealized appreciation (depreciation)
  of Mead common shares                   221,852    (268,037)   203,080
 Contributions and deposits:
  The Mead Corporation and
   subsidiaries                           137,917     141,206     71,018
  Participating employees               1,700,099   1,787,293  1,015,368
                                        --------------------------------

  TOTAL INCREASES                       2,088,738   1,679,294  1,301,884

DECREASES IN PARTICIPANTS'
 EQUITY:
  Cash distributions to
   withdrawn, terminated or
   deceased employees                      28,998      32,342     29,797
  Cash distributions                       17,546      59,560
  Mead common share distributions:
   53,944 shares - 1999                 2,042,194
   59,040 shares - 1998                             1,628,919
   35,638 shares - 1997                                        1,264,035

                                        --------------------------------
TOTAL DECREASES                         2,088,738   1,720,821  1,293,832
                                        --------------------------------
NET INCREASE (DECREASE) IN
 PARTICIPANTS' EQUITY                       -         (41,527)     8,052

PARTICIPANTS' EQUITY -
 Beginning of plan year                     -          41,527     33,475

PARTICIPANTS' EQUITY -                  --------------------------------

 End of plan year                       $   -       $     -    $  41,527
                                        ================================


See notes to financial statements.

THE MEAD CORPORATION
EMPLOYEES STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
_________________________________________________________________

A.     PLAN DESCRIPTION

The Mead Corporation Employees Stock Purchase Plan (the "Plan") permits certain employees of The Mead Corporation and subsidiaries to purchase Mead common shares through payroll deductions. Generally, eligible participants must be full-time hourly employees over the age of twenty-one with one year of service and must be employed at a location specified in the Plan and citizens of the United States.

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

B.   COMMON SHARES OF THE MEAD CORPORATION

The principle followed in determining the cost of securities purchased and distributed is average cost. The Plan's transactions relating to common shares of The Mead Corporation are as follows:

                                                   Unrealized
                           Number     Shares      Appreciation    Shares at
                           of Shares  at Cost    (Depreciation)   Market Value
                           ---------  -------    --------------   ------------
Balance at August 31, 1996   41,708 $ 1,134,091    $  59,800       $1,193,891
Shares purchased             34,600   1,043,911                    ===========
Shares distributed          (38,812) (1,055,298)     (55,648)
Appreciation                                         203,080

                             -------------------------------

Balance at August 31, 1997   37,496   1,122,704      207,232       $1,329,936
Shares purchased             53,580   1,719,751                    ===========
Shares distributed          (35,638) (1,071,841)    (192,194)
Depreciation                                        (268,037)

                             -------------------------------

Balance at August 31, 1998   55,438   1,770,614     (252,999)      $1,517,615
Shares purchased             57,250   1,937,927                    ============
Shares distributed          (59,040) (1,898,110)     222,457
Appreciation                                         221,852

                             -------------------------------

Balance at August 31, 1999   53,648 $ 1,810,431    $ 191,310       $2,001,741
                             ====== ===========    =========      ============

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

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-37960 and 33-59007 on Form S-8 of our report dated November 12, 1999, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in the Form 10-K/A, Amendment No. 2, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1998.


DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
November 18, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Administrators of the Plan have duly caused this amendment to the Annual Report to be signed by the undersigned, thereunto duly authorized.



                                         THE MEAD CORPORATION
                                         (Registrant)

                                            TIMOTHY R. MCLEVISH
Date:  November 22, 1999                By:_____________________________________
                                           Vice President, Finance and Treasurer
                                           and Chief Accounting Officer


                                       THE MEAD CORPORATION
                                       EMPLOYEES STOCK PURCHASE PLAN


                                          JAMES D. BELL
Date:  November  22, 1999              By:______________________________________
                                          Director of Benefits