Form 10-K
period 1999-12-31
MEAD CORP
filed 2000-03-08
CIK 64394

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________to_________Commission File No. 1-2267

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

                           _________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                              -

                           _________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           _________________________

     As of January 25, 2000, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,820,778,508 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

     The number of Common Shares outstanding at March 1, 2000 was 102,791,099.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2000, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 8, 2000.

================================================================================

                                    PART I

Item 1. Business

     Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes consumer and office supplies.

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

Segment Information

     Segment information is also included in Note U on pages 47-49.

                                     Paper

     Mead's Paper division manufactures coated and uncoated papers for use by publishers of books, magazines, catalogs, and advertising brochures and by commercial printers; form bond and carbonless paper and papers for conversion by others into business forms; cut-size copier paper; and other uncoated papers for conversion by others into such products as greeting cards. The division sells papers nationwide, both on a direct basis to publishers, printers and converters and through paper merchants. The pulp mills adjacent to the paper mills of this division produce most of the pulp required for use in the paper mills. The division owns various timberlands in Kentucky, Maine, Michigan, New Hampshire and Ohio.

     The Gilbert Paper division manufactures premium cotton content business correspondence papers and premium text and cover papers for printed business use. The papers are specified by graphic designers and sold principally through wholesale paper merchants in the United States and internationally.

     Mead's Specialty Paper division manufactures and sells, primarily through its own sales force, decorative and overlay laminating papers. The division also manufactures and sells tape papers and specialty papers used in industrial applications. The division's principal customers include manufacturers that serve the building materials, automotive and furniture industries.

     The Mead Pulp Sales division sells market pulp manufactured by Great Lakes Pulp and Fibre, Inc. in Menominee, Michigan, and Mead Paper of Escanaba, Michigan and Rumford, Maine. Mead Pulp Sales also represents MODO Paper AB, of Sweden, for the sale of pulp in North America. Mead Pulp Sales also sells through its affiliates International Fibre Sales in Europe and Pulp Asia Ltd. in Japan, and through independent agents in all major pulp consuming areas of the world.

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

     Mead Coated Board, Inc., a wholly-owned subsidiary of Mead, operates a coated paperboard mill near Phenix City, Alabama, sawmills in Cottonton, Alabama and Greenville, Georgia, and owns various timberlands in Alabama and Georgia. The subsidiary is engaged primarily in the manufacture of coated unbleached kraft paperboard products used by the beverage packaging industry and by manufacturers of folding cartons for consumer products such as soaps, food products, hardware and apparel. The entire output of the Phenix City mill is sold by Mead Coated Board, Inc. to the Mead Coated Board division. The division sells approximately 60% of the mill output to the Mead Packaging division. The remainder is sold to folding carton manufacturers in North America and Europe. The division's customers are most concerned about physical strength properties of the paperboard and its quality for reprographics.

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

                           Forest Products Affiliate

     Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Nexfor Inc., located in Bemidji, Minnesota, has the annual capacity to produce approximately 400 million square feet of oriented structural board ("OSB") (3/8-inch basis). All of the wood products produced by Panelboard are sold through a subsidiary of Nexfor Inc. in North America.

                         Consumer and Office Products

     The Mead Consumer and Office Products division (formerly known as the School and Office Products division) manufactures and distributes a line of school supplies (including filler paper, wirebound notebooks, portfolios and looseleaf binders), a line of office supply products (including envelopes, filing supplies and vinyl folders and binders), and computer accessories (including paper based products for computer use, laptop computer cases and multi-media storage devices). The division also acquired AT-A-GLANCE, a producer and marketer of time management products including planners, organizers, calendars and posters, in late 1999. The division's products are distributed primarily through mass market retailers, office supply superstores, commercial stationers, and warehouse clubs. The school supply business is highly seasonal with inventories built in the winter and spring for shipment in late spring and summer, the calendar planners and time management products are shipped primarily in the second half of the year, while the home and office products and computer accessories portion of the business is generally less seasonal in nature. Manufacturing is done in ten facilities and distributed from eight distribution centers in the United States. Internationally, one manufacturing facility and distribution center is located in Canada and one manufacturing facility and distribution center is located in Mexico.

                                  Timberlands

     Mead obtains most of its wood requirements from private contractors or suppliers and from Company-owned timberlands. The annual wood requirement for Mead's wholly-owned operations and Northwood Panelboard Company in 1999 was approximately 10,600,000 tons, of which approximately 24% was obtained from timberlands owned or leased by Mead. The annual wood requirement for Mead's wholly-owned operations and for Northwood Panelboard Company expected in 2000 will be approximately the same.

     As of December 31, 1999, Mead owned or controlled approximately 2,090,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements that expire at different times through 2027.

                      International Sales and Operations

     Outside of the United States and Canada, Mead and its affiliates operate a paperboard sheeting facility and are engaged in the manufacture of multiple packaging systems and folding carton packaging in Europe, Asia and Latin America. Mead Specialty Paper also operates a decorative laminating and specialty paper mill in England. Mead also has sales subsidiaries, affiliates, agents or distributors in a number of countries in Europe, Asia, Australia and Latin America.

                                  Competition

     Mead competes on a worldwide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including quality, technology, product design, customer service, price and cost. The Paper division competes with numerous other major paper manufacturers both domestic and foreign. The Specialty Paper division competes primarily with North American and European based decorative laminating papermakers. The Gilbert Paper division competes with a number of other manufacturers of premium cotton, sulfite and recycled papers. The Coated Board division competes with other boxboard producers, including manufacturers of all types of coated recycled boxboard, coated solid bleached sulfate and folding boxboard. The Packaging division competes with a number of carton suppliers and machine manufacturers and other global systems-based multiple packaging suppliers, as well as suppliers of other non-boxboard packaging systems. The Containerboard division competes primarily with container producers, and corrugating and medium producers in several market areas in the United States. The Consumer and Office Products division competes with national and regional converters as well as foreign producers. Some of the competitors have broad product offerings and others are focused on narrow product segments.

                         Employee and Labor Relations

     Mead employs approximately 14,000 persons within the United States and 2,300 persons outside the United States. Approximately 7,400 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Northwood Panelboard, employs approximately 140 persons. Mead has approximately 26 labor agreements currently in force, of which approximately one-fifth are subject to renegotiation each year.

     Mead's employee relations policies are based on mutual confidence and trust. All Mead labor contract negotiations during 1999 were concluded without any strikes.

               Trademarks, Trade Names, Patents, and Franchises

     Mead has a large number of trademarks and trade names under which it conducts its business, including "Apex," "Appli," "Aria," "AT-A-GLANCE," "Blue Horse," "Bungee," "Cambridge," "Chief," "Clearfold," "Clip Note," "Cluster-Pak," "CNK," "Daydream," "DayMinder," "DEFENSA," "Duodozen," "Duoply," "Dura," "Duraline," "Esse," "Excel," "Fastrak," "Fill the Void," "First Gear," "Five Star," "FLIPDISC," "Gilbert," "Gilclear," "Gilcrest," "Gizmos," "Hilroy," "Hobbies & Ideas," "Hometown Graphics," "Info," "Jet-Tech," "Keith Clark," "Landmark," "Laserline," "Mailbox Collection," "Management Series," "Mead," "Mead Expression," "Mead Impressions," "Mead Mind Meld," "Mead Packaging," "Mead

Papers," "MEDIAZONE," "Montag," "Neatbook," "Neu-Tech," "Nite Writer," "OPAS," "OPTICA," "Organizer," "Oxford," "Pal-A-Round," "Paper Knowledge," "Prima," "Printloc," "Prism," "PTO," "Publishers Matte," "QuickNotes," "Realm," "Scottie," "Signature," "Smartbook," "Spiral," "Studio," "Studio Series," "Time Line," "Trans/Rite," "Trans/Tab," "Trans Ultra," "Trapper," "Trapper Keeper," "ULTRATECH," "Vision," "Voice," "Wallaroos," "Xpanz," "Zip Tote," and many others. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

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

     During the past three years (January 1, 1997 - December 31, 1999), Mead constructed air and water pollution control and other environmental facilities at a cost of approximately $87 million. Environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, process modifications and air emission controls. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, Mead estimates that in the next three years it may be required to incur expenditures of approximately $39 million.

     Various Great Lakes states, including Michigan and Ohio, have adopted water quality regulations consistent with the federal Great Lakes Initiative ("GLI"). These state regulations remain subject to United States Environmental Protection Agency ("USEPA") review and final approval. The regulations are subject to change. However, Mead does not expect that any significant additional capital expenditures beyond expenditures stated above will be necessary in the next three years at Mead's Escanaba facility to comply with the requirements of the Michigan GLI regulations as are likely to be finally adopted and approved by USEPA. The State of Ohio determined that it would not apply all GLI regulations to facilities discharging into the Ohio River Basin for the time being. Mead does not expect that any significant additional capital expenditures beyond expenditures stated above will be necessary in the next three years at Mead's Chillicothe facility to comply with any requirements of the Ohio GLI regulations as are likely to be finally adopted, approved by USEPA and made applicable to the Ohio River Basin.

     The USEPA has undertaken several initiatives to reduce ozone-causing pollutants from large utility and industrial sources in the Midwest. These initiatives follow claims by several "downwind" Northeastern states that emissions from the Midwestern sources impair their ability to meet national ozone standards. USEPA is seeking emission reductions through several techniques, including a call for states to adopt more stringent emission controls on all or some of the sources within their boundaries and the promulgation of new federal emission standards that may be applied to specific identified sources in the affected states. Ohio and Michigan are among the states affected by these USEPA initiatives. Legal challenges to these initiatives have been filed or are threatened by one or more of the affected states and various private organizations. It is not certain what actions will be taken by the affected states to reduce emissions or what requirements, if any, will be imposed on individual facilities like Mead's Chillicothe, Ohio and Escanaba, Michigan mills. However, no new emission limitations or standards are expected to take effect before 2003.

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

     Dioxin currently cannot be detected under normal operating conditions in treated effluents from Mead's three U.S. bleached paper mills. Taking into account current regulatory efforts and the process and control equipment installed at the Company's bleached paper mills, Mead does not expect that any required actions in response to dioxin concerns will have a material adverse effect on the Company.

     USEPA has announced its intention to emphasize review and enforcement of compliance with the major source air permitting program established under the Clean Air Act. The Agency has identified certain industries on which it will focus, including the pulp and paper industry. During 1999, USEPA issued Notices of Violation against seven companies with kraft pulp mills in Maryland, Pennsylvania, Virginia, and West Virginia, alleging various violations of the Clean Air Act dating back to the late 1970's and early 1980's. Mead has received requests for information (pursuant to Section 114 of the Clean Air Act) from USEPA concerning Mead's kraft pulp mills in Chillicothe, Ohio, Rumford, Maine, Phenix City, Alabama and Escanaba, Michigan. Mead has responded to three of the requests and is preparing its responses to the other request. Mead has not received any Notices of Violations or other claims.

     Mead has been notified by the USEPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at six sites currently operated or used by Mead. Mead is also currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution under federal, state or local laws with respect to at least 20 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of these proceedings are described in more detail in Part I, Item 3, "Legal Proceedings." There are other former Mead facilities and those of contractors which may contain contamination or which may have contributed to potential superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has established reserves of approximately $40 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next three years stated above. Mead believes that it is reasonably possible that costs associated with these owned and unowned sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based.

Item 2. Properties

     Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased, Mead owns all of the properties described herein. For additional information regarding leases see Note Q on page 46. For additional information concerning Mead's timberlands and properties of affiliates, see Part 1, Item 1. "Business".

     Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed:

Business Unit       Facility Locations           Principal Use
------------------  ---------------------------  ---------------------------------
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

                    Indianapolis, Indiana        Carbonless coating facility

                    Rumford, Maine               Pulp mill, coated, uncoated and
                                                 specialty paper mill

Gilbert Paper       Menasha, Wisconsin           Cotton and recycled content and
                                                 specialty paper mill

                    Appleton, Wisconsin          Converting and distribution
                                                 center

Specialty Paper     South Lee, Massachusetts     Decorative laminating and
                    Potsdam, New York            specialty paper mills
                    County Devon, England

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

Business Unit       Facility Locations            Principal Use
-------------       ------------------            -----------------------------
Consumer and        10 manufacturing and 8        Home, office, consumer and
Office Products     distribution locations        school products manufacturing
                    throughout the United         and distribution facilities
                    States, one manufacturing
                    and distribution location
                    in Toronto, Ontario,
                    Canada, one manufacturing
                    location in Nuevo Laredo,
                    Mexico, and one
                    distribution location in
                    Mexico City, Mexico

Item 3. Legal Proceedings

     In March 1991, Mead was served with a complaint entitled Beazer East Inc.
                                                              ----------------
v. The Mead Corporation, C.A. No. 91-0408, filed in the United States District
-----------------------
Court for the Western District of Pennsylvania. The complaint alleges that Mead is liable to Beazer for contribution for past and future environmental remediation costs to be incurred by Beazer as a result of any corrective measures required at the Woodward Facility located in Dolomite, Alabama. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. In May, 1997, the magistrate judge in the proceeding held a hearing to determine the appropriate equitable factors to be applied in an allocation of liability among the parties. In November, 1999, the magistrate judge issued a report and recommendation to the District Court concluding that Mead should be allocated approximately 74% of the liability. In December, 1999, Mead filed objections to the report and recommendation, which are pending before the District Court. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

     The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in September 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site") is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible or liable party. In 1994 Mead undertook a removal action at the closed coke plant site, consisting of demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. Mead has been engaged in discussions with TDEC concerning the scope of any additional remedial actions that may be required for the site, although no significant progress in the negotiations can be reported through the end of 1999. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, which subsequently became a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

     In June 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near the Coke Plant Site. Costs of the proposed removal action were estimated by USEPA at the time to be approximately $5.1 million. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from USEPA advising them of their potential liability for the removal action. In December 1996, USEPA issued Unilateral Administrative Orders under Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the 106 Order. Preliminary analyses by USEPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the USEPA as a result of the failure to comply with such order. Mead believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the USEPA, that it had sufficient cause for its decision not to comply with the 106 Order. However, if the USEPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. USEPA completed the removal action in November, 1998, and issued a Final Action Report in 1999. More contamination than expected was discovered and excavated. In January 2000, USEPA sent a letter to the PRPs, including Mead, indicating the cost of the removal action was approximately $13 million and the Agency was preparing to engage in negotiations with the PRPs for recovery of these costs. The letter did not address future remediation costs; however, USEPA issued a draft Feasibility Study in 1999 that estimated future costs to complete the remediation of Chattanooga Creek in the range of $6.3 million to $12.6 million. Based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

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

     A patent infringement proceeding entitled Riverwood International
                                               -----------------------
Corporation v. The Mead Corporation was brought against Mead in the United
-----------------------------------
States District Court for the Northern District of Georgia (Civil Action No. 1-94-CV-90 CAM) by Riverwood International Corporation. On March 9, 1998 a Special Master's decision was entered in the proceeding which held that Riverwood's '806 patent was invalid. Riverwood filed objections to the Special Master's Order on the issue of invalidity. The District Court heard the objections on October 27, 1998 and reversed the Special Master's conclusion of invalidity on January 13, 1999. The order of the District Court was appealed to the Court of Appeals for the Federal Circuit (Appeal No. 99-1274). A second patent infringement proceeding against Mead filed by Riverwood with the same title and in the same court (Civil Action No. 97-CV-2767) has been stayed pending the outcome of the case involving the '806 patent. The second proceeding involves Riverwood's '789 and '361 patents. Mead expects these proceedings will not have a material adverse effect on the financial condition, liquidity or results of operation of the Company.

     Additional information is included in Part I, Item 1, "Business-- Environmental Laws and Regulations," and Note R on pages 46-47.

     Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, will not have a material adverse effect on the financial condition, liquidity or results of operations of Mead.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Company

     The Executive Officers of Mead as of February 1, 2000, their ages, positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:

         Name           Age                    Position and Offices
         ----           ---                    --------------------

Elias M. Karter         59          Executive Vice President since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July, 1994.

Raymond W. Lane         51          Executive Vice President since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July, 1994.

Sue K. McDonnell        51          Vice President, General Counsel and
                                    Secretary since June, 1999; prior to
                                    that Vice President, Deputy General
                                    Counsel since 1996; prior to that Deputy
                                    General Counsel since 1995.

Timothy R. McLevish     45          Vice President and Chief Financial
                                    Officer since December, 1999; prior to
                                    that Vice President, Finance and
                                    Treasurer since 1998; prior to that
                                    President of the Specialty Paper
                                    Division.

Wallace O. Nugent       61          Vice President, Purchasing and Logistics.

William B. Plummer      41          Vice President, Strategy and Planning since
                                    July, 1998; prior to that Treasurer since
                                    February, 1997; prior to that Vice
                                    President, Equity Capital Group since May,
                                    1995 with General Electric Company; prior to that Business Analyst, Corporate Financial
                                    Planning since February, 1994 with General
                                    Electric Company.

A. Robert Rosenberger   55          Vice President, Human Resources since June,
                                    1997; prior to that Vice President of Human
                                    Resources of Mead Packaging Division since
                                    August, 1994.

Jerome F. Tatar         53          Director; Chairman of the Board, Chief
                                    Executive Officer and President since
                                    November, 1997; prior to that President and Chief Operating Officer since April, 1996;
                                    prior to that Vice President, Operating
                                    Officer since July, 1994.

          Name           Age                 Position and Offices
          ----           ---                 --------------------

Peter H. Vogel, Jr.      46                  Vice President, Finance and
                                             Treasurer since December, 1999;
                                             prior to that Vice President -
                                             Business Affairs since February,
                                             1999; prior to that President of
                                             the Zellerbach Division since
                                             January, 1997; prior to that
                                             President of the Gilbert Paper
                                             Division since March, 1993.

All Executive Officers of Mead are elected annually by the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE
------------------------------
                             1999                   1998
                             ----                   ----
                        High        Low         High       Low
                        ----        ---         ----       ---
First quarter         $33.312     $28.312     $37.312    $27.062
Second quarter         44.750      32.562      37.125     28.437
Third quarter          46.312      33.000      33.563     25.938
Fourth quarter         43.625      32.375      33.500     27.000


DIVIDENDS PAID PER COMMON SHARE
-------------------------------
                             1999                   1998
                             ----                   ----
First quarter                $.16                  $.16
Second quarter                .16                   .16
Third quarter                 .16                   .16
Fourth quarter                .17                   .16
                             ----                  ----
Year                         $.65                  $.64
                             ====                  ====


     The number of Common shareowners of record as of March 1, 2000, was 53,412. See Note I on pages 35-36 for information regarding the amount of retained earnings available for dividends.

Item 6.  Selected Financial Data
Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources
(All dollar amounts in millions, except per share amounts)

----------------------------------------------------------------------------------------------------
Year Ended December 31                             1999       1998       1997       1996       1995
----------------------------------------------------------------------------------------------------
Operations:
     Net sales                                 $3,799.5   $3,772.2   $3,745.8   $3,303.9   $3,402.8
     Earnings from continuing
       operations                                 208.1      140.1      163.0      183.8      333.9
     Earnings per common share
       from continuing operations
       - assuming dilution                         1.99       1.34       1.53       1.73       3.02
Liquidity:
     Working capital                              229.7      406.9      312.7      280.1      401.2
     Current ratio                                  1.2        1.6        1.5        1.4        1.5
Assets:
     Property, plant and
       equipment-net                            3,357.4    3,372.7    3,273.8    3,084.6    2,328.3
     Total assets                               5,661.7    5,142.2    5,152.4    4,905.9    4,284.0
Capital:
     Borrowed capital -
       long-term debt                           1,333.7    1,367.4    1,428.0    1,239.7      694.8
     Equity capital                             2,430.8    2,252.0    2,288.5    2,246.4    2,160.2
                                               ----------------------------------------------------
       Total capital                           $3,764.5   $3,619.4   $3,716.5   $3,486.1   $2,855.0
Borrowed capital as a percent
  of total capital                                 35.4%      37.8%      38.4%      35.6%      24.3%
Cash dividends per common share                $    .65   $    .64   $    .61   $    .59   $    .55

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              REVIEW OF OPERATIONS
                              --------------------

OVERVIEW OF 1999

Sales revenue of $3.80 billion in 1999 was essentially unchanged from the level of $3.77 billion in 1998 as higher shipments of paper and paperboard offset lower selling prices for many paper products. Prices for paper declined in the second half of 1998 and for much of 1999. Average selling prices in 1999 were lower than in 1998 for coated paper, carbonless paper and uncoated paper. Earnings from continuing operations were $208.1 million in 1999 compared to $140.1 million in 1998. The increase in 1999 was largely a result of a $52.7 million after-tax gain on the sale of Mead's 50% ownership in Northwood Inc. Earnings from continuing operations before special items increased 2% in 1999 compared to 1998.

Within Mead's Paper segment, sales volume increased from 1998 levels for coated, uncoated, carbonless and specialty papers as a result of strong demand. Paper segment earnings were lower as selling prices in the marketplace for many paper products, especially coated paper, continued the decline that began in the second half of 1998. Prices stabilized in the second half of 1999 and a price increase was announced near year-end. Inventory levels at year-end 1999 were lower than at year-end 1998 in coated paper as a result of market-related downtime and increased sales volume. Sales volume growth continued in industrial specialty papers with the purchase of a small specialty paper mill in the third quarter.

In the Packaging and Paperboard segment, sales and earnings improved on higher sales volume and higher selling prices for corrugating medium. Sales volume of coated paperboard increased to Mead's integrated packaging business and to open market folding carton customers. Production increased at the expanded Stevenson, Alabama, containerboard mill and at the Mahrt coated paperboard mill in Phenix City, Alabama. Mead Packaging division's sales were lower, primarily as the result of the sale of two small business units in 1998. Packaging's earnings declined on reduced margins and weaker foreign currencies primarily in Europe.

For the Consumer and Office Products segment, sales revenue in 1999 increased over 1998 as a result of the acquisition of AT-A-GLANCE, a producer of time-management products. Without the acquisition, sales and earnings would have been lower than in 1998, as a result of lower selling prices and lower unit volume for school and office supplies.


Review of Operations

      Earnings Per Share Analysis
     ----------------------------------------------------------------------
                                                1999   1998    1997
     ----------------------------------------------------------------------
     Continuing operations before
      special items                            $1.58  $1.55   $1.53
     Special items                               .41   (.21)
                                               -----  -----   -----
     Continuing operations                      1.99   1.34    1.53
     Discontinued operations                           (.20)   (.12)
                                               -----  -----   -----
     Net earnings (assuming
      dilution)                                $1.99  $1.14   $1.41
     ----------------------------------------------------------------------

SPECIAL ITEMS AND DISCONTINUED OPERATIONS
-----------------------------------------

During 1999, Mead sold several non-strategic assets including its 50% ownership in its principal investee, Northwood Inc. of Prince George, British Columbia, Canada, for $240 million (Canadian) in cash and convertible debentures of $77.5 million (Canadian). The assets of Northwood Inc. included a pulp mill and lumber and plywood facilities. Mead recorded an after-tax gain of 50 cents per share ($52.7 million) related to this sale. Earnings from investees in 1999 totaled $34.7 million, compared to a loss of $1.8 million in 1998.

In addition, in 1999 Mead completed the sale of the merchandising unit of its packaging business and a sawmill that was part of its Paper segment. Proceeds from the sale of these assets were approximately the same as the asset value and therefore had no impact on earnings. Mead purchased a small specialty paper mill in County Devon, England in the third quarter of 1999. In the fourth quarter, Mead purchased the AT-A-GLANCE group of Cullman Ventures, Inc. for approximately $540 million, which has become a part of Mead's Consumer and Office Products segment.

Special items in 1999 also included a total pretax charge of $18.9 million ($11.9 million after tax) or 11 cents per share for asset write-offs and severance costs related to the shutdown of four uncoated paper machines at the company's mill in Rumford, Maine. The charges (see Note K to the Financial Statements) were taken during the second and fourth quarters of 1999.

In the third quarter of 1998, Mead recorded a pretax charge of $22 million or 13 cents per share, for an organizational change and workforce reduction program that included plans for eliminating 318 positions. As a result of refinements in the program, 291 positions were eliminated and actual costs related to the program, which included costs for severance and outplacement benefits, were reduced. As a result of lower costs, the company reversed $2.7 million (pretax), or two cents per share, of the original charge to selling and administrative expenses in the third quarter of 1999.

During 1998, Mead undertook a number of initiatives that included the sale of its Distribution segment and related real estate for $288 million which resulted in an after tax charge of $20.4 million or 20 cents per share (see Note N to the Financial Statements). Special items in 1998 included asset write-downs, asset sales, organizational changes and related workforce reductions. For asset write-downs and employee termination costs, the company recorded a pretax charge of $37.7 million ($26.8 million after tax) or 25 cents per share. Asset sales in the fourth quarter of 1998 resulted in pretax gains of $28.3 million ($17.8 million after tax) or 17 cents per share.

Paper Segment

     ---------------------------------------------------------

                              1999       1998       1997

     ---------------------------------------------------------
     Sales                    $1,783.3   $1,795.6   $1,797.8
     Earnings before
       income taxes and
       special items             165.0      222.7      195.6
     Special items               (17.4)     (16.4)
                              --------   --------   --------
     Earnings before
       income taxes           $  147.6   $  206.3   $  195.6
     ---------------------------------------------------------

Sales revenue in the Paper segment was essentially unchanged from 1998. Earnings before special items decreased 26% from 1998 primarily as a result of lower selling prices for all major grades of paper.

Demand in the U.S. for coated paper strengthened in 1997 and selling prices began to strengthen by the second half of the year. Prices continued to improve into the first quarter of 1998. In the second quarter of 1998, as markets weakened in

Asia Pacific, the flow of imports of coated paper into the U.S. increased, primarily from Europe. Increased supply from imports led to a decline in selling prices for coated paper by the second half of 1998. Prices continued to decline through the first half of 1999. Prices stabilized in the second half of the year and improved slightly in the fourth quarter. For the year, Mead's average selling prices for coated paper declined 7%. Mead took market-related downtime of 40,000 tons in coated paper in the second half of 1998 and continued to take market-related downtime in the first three quarters of 1999, which totaled 67,000 tons. Average selling prices were also lower in 1999 than 1998 for uncoated and carbonless paper.

In 1998, sales revenue in the Paper segment was essentially unchanged from 1997. Earnings before special items increased 14% over 1997 primarily as a result of improved operating performance.

Paper
-----

Mead Paper manufactures and sells coated paper for use by book and magazine publishers and by catalog and commercial printers, carbonless copy paper for use in multi-part business forms and uncoated paper. The division operates three mills located in Ohio, Maine and Michigan.

Division sales revenue was essentially unchanged from 1998 levels as higher shipping volume was offset by lower selling prices for all grades of paper. Earnings were lower as a result of lower prices, partially offset by higher volume and improvements in productivity that led to lower unit cost. The mills operated well, although productivity improvement was constrained by market-related downtime taken in coated paper. As a result of market-related downtime, production of coated paper declined slightly from the level of 1998. The division's inventory of coated paper declined during 1999 as a result of lower production and higher selling volume. Sales volume of carbonless paper increased slightly from the level of 1998 returning to the level of 1997, despite an overall decline in the market for multi-part business forms.

During the year, the division announced plans to permanently shut down four older paper machines at its Maine mill at year-end 1999. The machines produced uncoated paper, which is not a strategic business for Mead. The division also continued to improve manufacturing efficiencies across its three mills, rationalizing product grade lines and moving the production of grades to machines and mills within its system where the grades can be produced most efficiently.

In 1998, division sales revenue was essentially unchanged from 1997 as lower shipping volume was offset by higher selling prices. Earnings increased in 1998 over 1997 as a result of higher selling prices and improvement in productivity and cost control.

Specialty Paper
---------------

Mead Specialty Paper division manufactures a variety of decorative and overlay papers for laminates used in furniture, flooring, countertops and cabinets. It also produces specialty grades including tape papers and filter and friction papers for industrial and automotive applications. The division has a total of four mills located in South Lee, Massachusetts; Potsdam, New York; and County Devon, England.

Division sales increased over 1998 as a result of higher shipments of several specialty grades including wear-resistant overlay papers, filter and friction papers and tape papers. Earnings were slightly higher in 1999 than in 1998 as a result of higher shipments. Demand for wear-resistant overlay continued to grow in North America, Europe and Asia Pacific. The division's shipments for this grade increased over 1998 and 1997 levels. Shipment volume of tape papers also increased in 1999.

In the second half of 1999, the division acquired a specialty paper mill in County Devon, England, which produces decorative papers as well as papers for automotive filter products, food packaging and vacuum bags. The Potsdam mill completed a capital project initiated in 1998 to upgrade its product mix to include the production of overlay papers.

In 1998, the division's sales and earnings increased over 1997. The increase was driven by the addition of shipments from the Potsdam mill acquired in the second quarter of 1998 and from productivity improvements at its South Lee mills.

Gilbert Paper
-------------

Gilbert Paper division produces premium cotton-content business correspondence papers and premium text and cover papers at its mill in Menasha, Wisconsin.

Division sales revenue declined in 1999 from the levels of 1998 and 1997. The decline was a result of lower shipments due to weaker market conditions and a strategic decision to reduce production and sale of lower-margin products. Despite lower sales revenue, earnings in 1999 improved over the level of 1998 as a result of a more profitable sales mix, a reduction of fixed and variable costs and improved operating efficiencies. The reduction in costs was partially offset by higher costs for purchased pulp in the second half of the year. Division shipments increased through its primary channel of merchant distribution; direct sales decreased, while export and retail sales remained stable.

In 1998, the division's operating results decreased from 1997 levels as a result of lower sales volume reflecting weak markets.

Packaging and Paperboard Segment

     --------------------------------------------------------

                                  1999      1998       1997
     --------------------------------------------------------
     Sales                    $1,506.9  $1,494.2   $1,431.8
     Earnings before
       income taxes and
       special items             169.2     153.8      129.6
     Special items                  .8     (11.3)
                              --------  --------   --------
     Earnings before
       income taxes           $  170.0  $  142.5   $  129.6
     --------------------------------------------------------

Sales revenue for the Packaging and Paperboard segment was essentially unchanged in 1999 as higher sales volume and selling prices for corrugating medium offset lower sales revenue in coated paperboard and packaging. Earnings before special items increased 10% over 1998, primarily as a result of improved pricing for medium.

Prices for corrugating medium strengthened beginning in the second quarter of 1999 after declining throughout 1998. Mead's average selling prices increased approximately 10% over 1998. The improvement in 1999 came as a result of continued strengthening in demand and a reduction in containerboard supply in domestic markets. Supply declined in 1998 and 1999 as a result of the closure of industry containerboard capacity, as reported by the American Forest and Paper Association. Prices for corrugated containers also averaged approximately 5% higher in 1999 than in 1998. Mead's average selling prices of coated paperboard sold to folding carton manufacturers were slightly lower than in 1998.

In 1998, sales revenue in the segment increased on higher sales volume of coated paperboard, corrugating medium and beverage packaging. Earnings before special items increased 19% over 1997, primarily as a result of continued growth in multiple beverage packaging.

Containerboard
--------------

Mead Containerboard produces corrugating medium at its mill in Stevenson, Alabama. It also produces shipping containers at eight corrugated container plants.

Division sales revenue increased in 1999 over 1998 as shipment volume of corrugating medium continued to increase following the completion of the mill expansion in mid-year 1998. Earnings improved significantly over 1998 and 1997 as a result of higher shipments of medium and higher selling prices for medium and containers. Costs for purchased recycled fiber used in the production of medium were higher in 1999 than in 1998. Production costs were higher than in 1998 at the Stevenson mill as a result of operating difficulties with the chemical recovery and conversion systems installed in 1998. In addition, the mill encountered interruptions in production on the newer paper machine that was expanded last year. By year-end, these operating difficulties were substantially resolved. For the full year, production volume at the mill increased over 1998 and 1997 including production of lightweight medium for this growing segment of Containerboard.

In 1998, sales revenue increased over the level of 1997 as shipment volume of corrugating medium increased following expansion of the mill. Operating results improved slightly over 1997, primarily as a result of increased volume. In 1998, the division completed an expansion of the mill and reorganized its operations in an effort to reduce selling and administrative costs and improve operating efficiency.

Coated Board
------------

Mead Coated Board manufactures coated unbleached kraft paperboard for use in multiple beverage packaging and folding cartons. The coated paperboard is produced at the Mahrt mill near Phenix City, Alabama. Approximately 60% of the paperboard production is used by Mead Packaging division's worldwide beverage packaging business. The remainder is sold to folding carton manufacturers in North America and Europe.

Sales volume of coated paperboard increased to Mead's integrated packaging business. Sales volume to external customers was slightly higher as sales to open market customers increased in North America, but declined in international markets. Earnings for the division increased slightly from 1998 on higher sales volume of paperboard and higher selling prices for lumber at the division's sawmill operations, partially offset by lower selling prices for coated paperboard. Production at the Mahrt mill increased during 1999, despite 20,000 tons of market-related downtime taken during the year. Finished inventory levels were down slightly from year-end 1998 as a result of higher shipment volume and production downtime. Operating costs were unchanged from 1998.

In 1998, sales revenue from external customers was slightly lower than in 1997. Shipments to Mead Packaging increased for multiple beverage packaging applications over the levels of 1997. Earnings for the division in 1998 were unchanged from 1997 as increased overall sales volume of coated paperboard and improved mill productivity were offset by weaker results from the division's sawmill operations.

Packaging
---------

Mead Packaging is a leading worldwide supplier of multiple beverage packaging and packaging systems. It also provides multiple packaging for food and other products. Customers include large and small brewers, soft drink bottlers, and food and other consumer products companies. The division has packaging plants in North America, Europe and Japan and packaging licensees in several international markets.

Division sales revenue declined slightly from 1998 as a result of the sale of two small business units and weaker foreign currencies. Sales volume of cartons increased in 1999 over 1998. Earnings decreased in 1999 from 1998 as a result of a weaker sales mix, costs for outsourcing some manufacturing, the impact of currency exchange rates primarily from the weakening of the euro versus the U.S. dollar, and costs associated with reducing the number of employees in its European operations. Carton volume increased in Japan, Australia and Latin America, reflecting continued growth in regional demand. Carton volume was essentially unchanged in North America and Europe, reflecting lower sales volume to soft drink bottlers in those regions and consolidation in the brewery industry. During 1999, the division continued worldwide placement of new modular beverage packaging systems with customers in international markets at a rate similar to 1998, despite competitive pressures from other packaging materials and non-proprietary packaging systems.

In 1998, sales revenue increased over 1997 as a result of higher sales volume. Earnings increased over 1997 as a result of strong volume in North America, slightly higher selling prices and gains in productivity from improved cost control.

Consumer and Office Products Segment


     --------------------------------------------------

                                  1999    1998     1997
     --------------------------------------------------
     Sales                      $509.3  $482.4   $516.2
     Earnings before
       income taxes and
       special items              37.9    47.4     57.3
     Special items                  .1    (4.6)
                                ------  ------   ------
     Earnings before
       income taxes             $ 38.0  $ 42.8   $ 57.3
     --------------------------------------------------

Consumer and Office Products is a producer and distributor of school supplies in North America. It also provides stationery products and computer accessories for home and office use. In 1999, Mead acquired AT-A-GLANCE, as part of its Consumer and Office Products segment. AT-A-GLANCE is a leading producer and marketer of time-management products including planners, appointment books, desk and wall calendars, organizers, posters and related accessories. The segment, formerly known as School and Office Products, was renamed Consumer and Office Products following the acquisition of AT-A-GLANCE.

Sales revenue for the segment increased over 1998 as a result of the acquisition of AT-A-GLANCE in the fourth quarter of 1999. Without the acquisition, sales revenue and earnings would have been lower than in 1998 as a result of lower selling prices and lower unit volume of school and office supplies. Segment earnings before special items declined 20% from 1998. Lower prices for paper used in tablets and envelopes led to lower selling prices for many products. Unit volume declined in 1999 as mass retailers shifted the way they managed inventory, reducing the levels they hold. The segment's results were also affected by increased foreign competition in commodity-based and value-added products and from the lack of a strong new product line for the back-to-school selling season.

Under the direction of a new management team, the division took steps to strengthen its new product development and announced new licensing arrangements for the back-to-school selling season in 2000. In addition, in 1999 Mead established a subsidiary to expand its current manufacturing and sales in the Mexican market. Mead acquired assets of a Mexican distribution company that has distributed Mead's school supplies in the region for more than 10 years. With the acquisition of AT-A-GLANCE, Mead broadened its distribution system in office products channels, which include office superstores and commercial and contract stationers, complementing Mead's existing presence in school products with mass retailers. The combination also should enable Mead to offer current mass retail customers an expanded product line of time-management products with the AT-A-GLANCE brand name.

In 1998, sales declined by 7% compared to 1997 as a result of lower sales volume. Earnings declined from 1997 as lower overall sales volume more than offset improved sales mix and margin rates.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

Selling and administrative expenses for 1999 were $433 million compared to $422 million in 1998. Included in 1998 expenses was a charge of $22 million associated with certain organizational changes and a related reduction in Mead's workforce. Excluding the effect of this charge, the increase in selling and administrative expenses from 1998 to 1999 was $33 million, of which the majority was November and December expenses from AT-A-GLANCE which Mead acquired on November 1, 1999. Another factor contributing to the increase was expense associated with Mead's project to implement an enterprise resource planning ("ERP") system. Excluding the 1998 charge for organizational changes, 1998 expenses were under the 1997 level of $404 million, driven by reduced administrative expenses.

OTHER REVENUE
-------------

Other revenue amounts for 1999, 1998 and 1997 were $97 million, $34 million and $7 million, respectively. A gain of $82 million on the sale of Mead's investment in Northwood Inc. was the most significant component of other revenue in 1999. Gains on the sales of other non-strategic assets amounted to $4 million in 1999 and $28 million in 1998. Investment income was $5 million, $6 million and $3 million in 1999, 1998 and 1997, respectively. Of the remaining $6 million in 1999, the most significant item was foreign exchange hedge gains, helping offset the negative effects of weaker currencies in many of the countries in which Mead has foreign operations.

INTEREST AND DEBT EXPENSE
-------------------------

Interest and debt expense of $105 million decreased by 3.6 % from the 1998 level of $109 million, despite the increase in the amount of total borrowings at year-end 1999. During most of the year, average debt levels were lower than during 1998. When compared with interest and debt expense for 1997 of $98 million, the 1998 level was higher due to slightly higher average debt levels. Interest rates paid by Mead were not significantly different during the three years, although short-term rates paid by Mead moved up late in 1999.

                                FINANCIAL REVIEW
                                ----------------

LIQUIDITY AND CAPITAL RESOURCES

During 1999, Mead spent $570 million to purchase AT-A-GLANCE and two other much smaller entities. These acquisitions were financed with available funds and short-term borrowings. By year-end, the short-term borrowings were reduced by cash proceeds from the sale of Northwood Inc. and other subsequent cash flows from operations. Mead expects the $186 million in short-term borrowings at December 31, 1999, to be substantially paid off by the end of 2000 in the ordinary course of business, provided additional borrowings are not required to fund strategic initiatives.

During 1999, Mead's cash flow from operating activities was $474 million compared to $420 million and $400 million in 1998 and 1997, respectively. Improved earnings drove the increase in cash flow compared to 1998.

During 1999, Mead received $53 million as proceeds from issuances of common shares resulting from employee exercises of stock options. Proceeds resulting from stock option exercises in 1998 and 1997 were $15 million and $44 million, respectively.

Mead continued its stock repurchase program in 1999, acquiring 1.2 million shares for $43 million. Share repurchases in 1998 were 2.6 million shares for $83 million, and 2.1 million shares for $70 million in 1997. Funds for the 1999 repurchases came from internally generated cash flows.

Mead's total debt (including notes payable and current maturities) at year-end 1999 was $1.555 billion, up from $1.375 billion in 1998 and $1.430 billion in 1997. A portion of the proceeds of the sale of Mead's distribution business was used to reduce overall debt levels in 1998. During 1998 and 1999, Mead refinanced some of its borrowings related to the Stevenson, Alabama mill. Mead's total debt as a percentage of total capital was 39.0% at the end of 1999 compared with 37.9% at the end of 1998 and 38.5% at the end of 1997. The percentages may change, as warranted, by borrowings to fund strategic opportunities.

Additional financing capability is afforded by a $500 million bank credit agreement which expires in October 2002 and a bank credit agreement of $200 million which expires in October 2000. The bank credit agreements support $59.5 million of the company's capital lease obligations and $165.2 million of short-term borrowings, leaving $475.3 million that can be borrowed.

At the end of 1999, Mead paid a fixed or capped rate on 67% of its debt and paid a floating rate of interest on the remaining amount. A change of 1% in the floating rate, on an annual basis, would result in a change of three cents in earnings per share. The estimated market value of long-term debt was $39 million less than book value at the end of 1999.

Working capital at the end of 1999 was $230 million, down from $407 million and $313 million at the end of 1998 and 1997, respectively. The decrease from 1998 was primarily attributable to a $213 million increase in notes payable and current maturities and a $46 million reduction in cash, offset by approximately $69 million of working capital from AT-A-GLANCE. The 1998 increase from 1997 was primarily driven by growth in cash and inventory balances. Mead's current ratios at the end of 1999, 1998 and 1997 were 1.2, 1.6 and 1.5, respectively. Mead's inventory levels increased by $10 million to $490 million in 1999 compared with $480 million in 1998 and $424 million in 1997. The increase arising from the acquisition of AT-A-GLANCE partially offset reductions occurring elsewhere in the company. The replacement values of inventories exceeded their LIFO values by $170 million at the end of 1999. Adjusted for LIFO, Mead's current ratio would be 1.3 at year-end.

CAPITAL SPENDING

Capital spending in 1999 was $213 million, down considerably from 1998 and 1997 levels of $384 million and $437 million, respectively. Much of the 1998 and 1997 spending was related to the $224 million expansion and upgrade at the Stevenson, Alabama, corrugating medium mill, which was completed in mid-1998. That project added virgin pulp-making capabilities, a wood fuel boiler and additional dryer capacity to the paper machine. That expansion increased the mill's annual capacity to 815,000 tons from 640,000 tons.

In 1999, there were several projects at the specialty paper mill in Potsdam, New York, the paper mill in Chillicothe, Ohio, and the coated paperboard mill in Alabama.

EFFECTS OF INFLATION

Inflation remains at a low rate and is not expected to have a significant effect in the near term.

ENVIRONMENTAL PROCEEDINGS

Mead has been notified by the United States Environmental Protection Agency ("USEPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at six sites currently operated or used by Mead. Mead is also currently named a PRP, or has received third party requests for contributions under federal, state or local laws with respect to at least 20 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. There are other former Mead facilities and those of contractors that may contain contamination or may have contributed to potential Superfund sites but for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites are not certain at this time, Mead has reserves of $40 million related to current environmental litigation and proceedings that it believes are probable and reasonably estimable.

Mead believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $40 million. The estimate of this range is less certain than the estimates upon which the reserves are based.

In April 1998, USEPA promulgated regulations under the Clean Air Act and Clean Water Act ("the Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. paper and pulp mills. Mead has included in its capital spending plans amounts necessary to comply with the regulations. Various Great Lakes States in 1997, including Michigan and Ohio, adopted state regulations consistent with the Federal Great Lakes Initiative ("GLI"). These state regulations remain subject to USEPA review and final approval. The regulations are subject to change. However, Mead does not expect any significant additional capital expenditures beyond those previously stated in
Part I, Item 1, "Business - Environmental Laws and Regulations," will be necessary in the next three years at Mead's Escanaba facility to comply with the requirements of the Michigan GLI regulations as are likely to be finally adopted and approved by USEPA. The State of Ohio determined that it would not apply all GLI regulations to facilities discharging into the Ohio River Basin, for now. Mead's Chillicothe, Ohio, facility discharges into the Ohio River Basin. Mead does not expect that any significant additional capital expenditures beyond those referenced above will be necessary in the next three years at Mead's Chillicothe facility to comply with any requirements of the Ohio GLI regulations as are likely to be finally adopted, approved by USEPA and made applicable to the Ohio River Basin.

YEAR 2000 READINESS DISCLOSURE

Mead did not experience any significant Year 2000 issues in its information technology ("IT") systems nor non-information technology systems through January 31, 2000. No major business processes, operations or customer deliveries were disrupted as a result of the Year 2000 issue.

Beginning in 1997, Mead worked through a five-step process in dealing with the Year 2000 issue: inventory; assessment; corrective action; testing; and implementation. Mead completed all five steps with regard to its information technology systems by year-end 1999. Mead completed all five steps with regard to its non-IT systems, (process control systems in its manufacturing and converting facilities) for all critical systems by year-end 1999.

Through the fourth quarter of 1999, the total cost associated with the company's remediation of the Year 2000 issue from 1997 through year-end 1999 was approximately $28 million. The total cost includes approximately $16 million in repair costs and $12 million in replacement costs. Mead had estimated the total cost to be approximately $30 million.

The company had contingency plans within each of its businesses for addressing the greatest areas of risk of noncompliance or threats to business operations or company assets related to the Year 2000 issue.

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

INTEREST RATES

Mead's objective is to reduce its interest expense through a blend of fixed and floating interest rate instruments. The company primarily funds itself with long-term debt having final maturities ranging from 5 to 50 years, a portion of which has variable interest rates, and variable interest rate commercial paper. The company uses interest rate swaps and caps in managing its mix of fixed and floating rate debt.

Mead assesses its interest rate risk by estimating the potential increase in fair market value of its debt that would result from a hypothetical parallel downward shift of the yield curve. Using the portfolio valuation models available from Bloomberg/TM/ which use theoretical values as well as market prices for instruments with similar characteristics, including the theoretical value of any embedded options (e.g. puts or calls), a hypothetical 100 basis point parallel downward shift of the yield curve would increase the fair market value of Mead's debt by approximately $81 million and $91 million, at December 31, 1999 and 1998, respectively.

During 2000, several financial instruments will mature and the company will consider alternatives that are consistent with business conditions, the interest rate environment and its management policy on interest rate exposure.

FOREIGN CURRENCY

Mead has foreign-based operations, primarily in Canada and Western Europe, which accounted for approximately 14% of its 1999 net sales. In addition, certain of Mead's domestic operations have sales to foreign customers. In the conduct of its foreign operations, Mead also makes intercompany sales, and receives royalties and dividends denominated in many different currencies. All of this exposes Mead to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of Mead's domestic operations are generally stable and regularly occurring, and are recorded at fair market value in Mead's financial statements. Mead's foreign currency management policy permits Mead to enter into foreign currency hedges when these flows exceed a threshold which is a function of these cash flows and forecasted annual net income. During 1999, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating earnings.

Mead also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates at loan issue and loan repayment dates. Generally, Mead uses forward exchange contracts with terms of less than one year to hedge these exposures. Based upon Mead's overall foreign currency exchange rate exposure at December 31, 1999, including derivative and other foreign currency sensitive instruments, a 10% adverse change in currency rates would not materially affect Mead's financial position, or annual results of operations or cash flows.

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

OUTLOOK

Selling prices for many grades of paper and paperboard are affected by changes in supply and demand. While growth in demand is generally gradual and tracks the rate of domestic economic growth, new supply comes onto the market in large increments with the start-up of new production capacity. The result can be temporary periods of oversupply that lead to price weakness, as in 1998 and 1999. New capacity for paper and paperboard in the U.S. is expected to grow at a slower rate between 2000 and 2002 than in the previous three years, according to the American Forest and Paper Association. New global capacity, in Europe, Asia Pacific and Canada, has increasingly become a factor in recent years. In 1998 and 1999, new global capacity, weaker markets in Asia Pacific and a strong U.S. dollar relative to many foreign currencies led to an increase in imports into the U.S., lower selling prices for much of the year and an increase in market-related downtime by U.S. paper producers. The overall market demand for carbonless copy paper used in multi-part business forms continued to decline gradually in 1999 as it did in 1998 and 1997. The potential for e-commerce to affect the market for coated paper, which is used for mail order catalogs and magazines, is unknown at this time. Any impact of e-commerce to date appears to be additive to the traditional uses of coated printing papers.

The sales by Mead's foreign operations are approximately 14% of overall sales, with most of it in Mead's Packaging, Coated Board and Consumer and Office Products divisions, primarily in Europe and Canada. Fluctuations in European and Canadian currencies can affect operating results of these divisions. Continuing restructuring of Mead's business portfolio has reduced exposure in Canada, with the sale of the company's Northwood investee, and added the potential for exposure with its relatively small acquisitions in the United Kingdom and Mexico. While the impact of currency fluctuations can affect the results of Mead's individual businesses, the impact in 1998 and 1999 was not significant to Mead's overall results.

During the year, Mead continued the initial phases of a multi-year implementation of an ERP software system across the company. Mead expects the technology and the redesign of business processes will help achieve meaningful cost reductions and enhanced operating efficiencies. Mead expects a 5% reduction in the number of salaried employees when the implementation is completed, and expects charges in future quarters related to the ERP implementation. Mead previously stated that total charges could be as much as $15 million in future quarters. Mead expects to spend in the range of $100 million to $125 million to implement its ERP system between 1998 and 2002. Through 1999, Mead incurred costs totaling approximately $48 million. These costs include incremental costs for hardware and software, and non-incremental costs such as redeployment of company resources. The expenditures for this system will replace some expenditures that would have been spent to upgrade or replace existing planning systems. These costs do not include costs incurred by operating divisions as they implement the ERP system. Some of the ERP costs will be expensed as incurred. Other costs, such as those for the purchase of systems, will be capitalized in accordance with generally accepted accounting principles. In 1998 and 1999, approximately 70% of the costs were capitalized and 30% were expensed. During 1998 and 1999, Mead assembled an implementation team, developed a common format for the system corporate wide and began a multi-year, phased-in implementation program. The initial implementation was successful at two small Mead operating facilities in the fourth quarter of 1999. In 2000, Mead's Coated Board and Paper divisions are scheduled to implement the ERP system with additional company divisions to follow in 2001 and 2002.

FORWARD-LOOKING STATEMENTS

Forward-looking statements throughout this report are based on current expectations and subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to: growth of supply in different sectors of the paper and forest products industry, particularly in the U.S., Europe, and Asia Pacific; demand for paper and paperboard in U.S., European and Asia Pacific markets; market prices for these products; fluctuations in foreign currency, primarily in Europe; the stability of financial markets; capacity spending levels in the industry; general business and economic conditions in the U.S., Europe, Asia Pacific and South America; interest rates and their volatility; government actions; competitive factors; and opportunities that may be presented to and pursued by the company not known at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See information in Item 7.

Item 8.   Financial Statements and Supplementary Data


                              Financial Statements

                                                               Page
                                                               ----
Financial Statements:
 Independent Auditors' Report...............................      24
 Statement of earnings......................................      25
 Balance sheets.............................................      26
 Statement of shareowners' equity...........................      27
 Statement of cash flows....................................      28
 Notes to financial statements..............................   29-49

                               Supplementary Data

Selected quarterly financial data...........................      50

INDEPENDENT AUDITORS' REPORT

Board of Directors
The Mead Corporation
Dayton, Ohio

We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries at December 31, 1999 and 1998, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Dayton, Ohio
January 27, 2000

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------

Year Ended December 31                                                 1999       1998       1997
(All amounts in millions, except per share amounts)
Net sales                                                            $3,799.5   $3,772.2   $3,745.8
Cost of products sold (Note K)                                        3,086.6    3,049.5    3,008.5
                                                                     ------------------------------
  Gross profit                                                          712.9      722.7      737.3
Selling and administrative expenses (Note K)                            432.6      422.3      404.4
                                                                     ------------------------------
  Earnings from operations                                              280.3      300.4      332.9
Other revenues - net (Note L)                                            96.7       34.2        7.3
Interest and debt expense                                              (105.1)    (109.0)     (98.2)
                                                                     ------------------------------
  Earnings from continuing operations before income taxes               271.9      225.6      242.0
Income taxes (Note M)                                                    98.5       83.7       87.9
                                                                     ------------------------------
  Earnings from continuing operations before equity in net
   earnings (loss) of investees                                         173.4      141.9      154.1
Equity in net earnings (loss) of investees                               34.7       (1.8)       8.9
                                                                     ------------------------------
  Earnings from continuing operations                                   208.1      140.1      163.0
Discontinued operations (Note N)                                                   (20.4)     (12.9)
                                                                     ------------------------------
  Net earnings                                                       $  208.1   $  119.7   $  150.1
                                                                     ==============================
Earnings per common share - basic (Note A):
  Earnings from continuing operations                                $   2.04   $   1.36   $   1.56
  Discontinued operations                                                           (.20)      (.12)
                                                                     ------------------------------
  Net earnings                                                       $   2.04   $   1.16   $   1.44
                                                                     ==============================
  Weighted-average number of common shares outstanding                  102.3      103.3      104.5
                                                                     ==============================
Earnings per common share - assuming dilution (Note A):
  Earnings from continuing operations                                $   1.99   $   1.34   $   1.53
  Discontinued operations                                                           (.20)      (.12)
                                                                     ------------------------------
  Net earnings                                                       $   1.99   $   1.14   $   1.41
                                                                     ==============================
  Weighted-average number of
    common shares outstanding - assuming dilution                       104.6      104.9      106.4
                                                                     ==============================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------

December 31                                         1999      1998
(All amounts in millions)
ASSETS
------

Current assets:
  Cash and cash equivalents                       $   56.4   $  102.0
  Accounts receivable, less allowance
   for doubtful accounts of $15.5 in 1999
   and $17.3 in 1998                                 547.7      414.7
  Inventories (Note C)                               489.9      479.5
  Deferred tax asset (Note M)                         77.5       42.6
  Other current assets                                58.8       47.6
                                                  -------------------
     Total current assets                          1,230.3    1,086.4

Investments and other assets (Notes D and O)       1,074.0      683.1

Property, plant and equipment, net (Note E)        3,357.4    3,372.7
                                                  -------------------
     Total assets                                 $5,661.7   $5,142.2
                                                  ===================
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current liabilities:
  Notes payable (Note G)                          $  186.2   $
  Accounts payable (Note F)                          266.1      275.9
  Accrued expenses and other current
   liabilities (Notes F and R)                       513.2      395.7
  Current maturities of long-term debt
   (Note G)                                           35.1        7.9
                                                  -------------------
     Total current liabilities                     1,000.6      679.5

Long-term debt (Notes G and Q)                     1,333.7    1,367.4

Commitments and contingent liabilities
 (Notes Q and R)

Deferred items (Notes M and P)                       896.6      843.3

Shareowners' equity (Notes I and J):
  Common shares                                      153.0      151.9
  Additional paid-in capital                         121.6       66.3
  Retained earnings                                2,178.0    2,076.9
  Other comprehensive loss                           (21.8)     (43.1)
                                                  -------------------
                                                   2,430.8    2,252.0
                                                  -------------------

     Total liabilities and shareowners' equity    $5,661.7   $5,142.2
                                                  ===================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF SHAREOWNERS' EQUITY
---------------------------------

     (All dollar amounts in
     millions, except per
             share
      amounts; all share                                                                           Other
     amounts in thousands)                                                                 Comprehensive   Comprehensive
                                    Common Shares                 Additional     Retained           Loss        Earnings
                              -----------------------
                               Shares          Amount         Paid-In Capital    Earnings        (Note T)        (Note T)
                              --------------------------------------------------------------------------------------------
 December 31, 1996            104,272          $155.5             $ 13.2         $2,080.1         $ (2.4)

  Net earnings                                                                      150.1                           $150.1
  Shares issued                 1,743             2.6               41.2
  Shares purchased             (2,130)           (3.2)               (.9)           (65.8)
  Cash dividends - $.61 a
   common share                                                                     (63.8)
  Foreign currency
   translation
   adjustment                                                                                      (18.1)            (18.1)
                              --------------------------------------------------------------------------------------------
 December 31, 1997            103,885           154.9               53.5          2,100.6          (20.5)           $132.0
                                                                                                                    ======

  Net earnings                                                                      119.7                           $119.7
  Shares issued                   587              .9               14.5
  Shares purchased             (2,642)           (3.9)              (1.7)           (77.2)
  Cash dividends - $.64 a
   common share                                                                     (66.2)
  Foreign currency
   translation
   adjustment                                                                                      (15.0)            (15.0)
  Change in minimum
   pension liability (net
   of income tax benefit
   of $4.5)                                                                                         (7.6)             (7.6)
                              --------------------------------------------------------------------------------------------
 December 31, 1998            101,830           151.9               66.3          2,076.9          (43.1)           $ 97.1
                                                                                                                    ======

  Net earnings                                                                      208.1                           $208.1
  Shares issued                 1,978             2.9               56.4
  Shares purchased             (1,229)           (1.8)              (1.1)           (40.5)
  Cash dividends - $.65 a
   common share                                                                     (66.5)
  Foreign currency
   translation
   adjustment                                                                                       17.2              (3.3)
  Change in minimum
   pension liability (net
   of income taxes of $.5)                                                                            .8                .8
  Change in unrealized
   gain on
    available-for-sale
   securities (net of
    income taxes
   of $1.8) (Note D)                                                                                 3.3               3.3
                              --------------------------------------------------------------------------------------------

December 31, 1999             102,579          $153.0             $121.6         $2,178.0         $(21.8)           $208.9
                              ============================================================================================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------

Year Ended December 31                                   1999      1998      1997
(All dollar amounts in millions)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
 Net earnings                                         $ 208.1   $ 119.7   $ 150.1
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation, amortization and depletion of
    property, plant and equipment                       263.2     260.3     238.4
   Depreciation and amortization of other assets         44.2      41.5      44.1
   Deferred income taxes                                 11.9      30.5      37.2
   Investees - earnings and dividends                   (16.1)     16.3       1.3
   Gain on sale of assets                               (86.3)    (28.3)
   Discontinued operations                                         20.4      12.9
   Other                                                 23.0       8.9     (20.8)
   Change in assets and liabilities, excluding
    effects of acquisitions and dispositions:
      Accounts receivable                                (1.2)     17.1        .3
      Inventories                                        34.0     (46.0)     11.5
      Other current assets                                7.4      (5.6)      2.1
      Accounts payable and accrued liabilities          (14.5)     (6.1)    (26.7)
 Cash (used in) discontinued operations                            (8.5)    (50.2)
                                                      ---------------------------

    Net cash provided by operating activities           473.7     420.2     400.2
                                                      ---------------------------

Cash flows from investing activities:
 Capital expenditures                                  (212.9)   (384.0)   (437.3)
 Additions to equipment rented to others                (26.8)    (31.1)    (33.0)
 Payments for acquired businesses, net of
  cash acquired                                        (559.0)    (50.9)
 Proceeds from sale of assets                           185.2     342.2
 Other                                                  (33.0)    (33.6)     (3.4)
                                                      ---------------------------

    Net cash (used in) investing activities            (646.5)   (157.4)   (473.7)
                                                      ---------------------------

Cash flows from financing activities:
 Additional borrowings                                   15.0     160.5     719.5
 Payments on borrowings                                 (23.4)   (217.2)   (547.2)
 Notes payable                                          186.2
 Cash dividends paid                                    (66.5)    (66.2)    (63.8)
 Common shares issued                                    59.3      15.4      43.8
 Common shares purchased                                (43.4)    (82.8)    (69.9)
                                                      ---------------------------
    Net cash provided by (used in) financing
     activities                                         127.2    (190.3)     82.4
                                                      ---------------------------

Increase (decrease) in cash and cash equivalents        (45.6)     72.5       8.9
Cash and cash equivalents at beginning of year          102.0      29.5      20.6
                                                      ---------------------------

Cash and cash equivalents at end of year              $  56.4   $ 102.0   $  29.5
                                                      ===========================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

A - Significant Accounting Policies

CONSOLIDATION. The accompanying financial statements include the accounts of the company and its wholly owned subsidiaries. All intercompany transactions are eliminated. Investments in investees are stated at cost plus the company's equity in their undistributed net earnings since acquisition.

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

OTHER ASSETS. Included in other assets are goodwill and other intangibles, which are being amortized using the straight-line method over their estimated useful lives of 10 to 20 years. The company periodically reviews goodwill balances for impairment based on the expected future cash flows of the related businesses acquired.

COMPUTER SOFTWARE COSTS. Effective January 1, 1999, the company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 revises the accounting for software development costs and requires the capitalization of certain costs which the company has historically expensed. The adoption of this Statement did not have a material effect on the financial condition, results of operations or liquidity of the company.

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

ENVIRONMENTAL LIABILITIES. The company records accruals for environmental costs based on estimates developed in consultation with environmental consultants and legal counsel in accordance with the requirements of SFAS No. 5. The estimated costs to be incurred in closing existing landfills, based on current environmental requirements and technologies, are accrued over the expected useful lives of the landfills.

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

REVENUE RECOGNITION. The company recognizes revenue when ownership risk passes, which is generally when goods are shipped.

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

ACCOUNTING PRONOUNCEMENTS. In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. The company is investigating the impact of this pronouncement, but does not expect it to have a material impact on the company's results of operations, financial position or cash flows. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," was issued which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

B - Acquisitions

On November 1, 1999, the company acquired the AT-A-GLANCE Group of Cullman Ventures, Inc., a manufacturer of diaries, appointment books, calendars, posters, organizers and planners, for approximately $540 million in cash. The acquisition has been accounted for as a purchase, and the results of its operations are reflected in the accompanying financial statements from the date of acquisition. The acquisition resulted in goodwill of approximately $235 million, subject to the finalization of the appraisals and other purchase price adjustments which will be completed in 2000. The goodwill will be amortized on the straight-line method over 20 years.

To comply with disclosures required by generally accepted accounting principles related to acquisitions, the following unaudited pro forma combined results of operations are presented as though the acquisition occurred at the beginning of each period presented below. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred under the ownership and management of the company.

The following unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation and amortization expense to reflect the accounting bases used to record the acquisition:

Year Ended December 31                                         1999      1998
(All dollar amounts in millions)

Net sales                                                  $4,084.7  $4,102.1
                                                           ==================
Earnings from continuing operations                        $  210.4  $  141.9
                                                           ==================
Net earnings                                               $  210.4  $  121.5
                                                           ==================
Earnings per common share - basic:
  Earnings from continuing operations                      $   2.06  $   1.37
                                                           ==================
  Net earnings                                             $   2.06  $   1.17
                                                           ==================
Earnings per common share -
 assuming dilution:
  Earnings from continuing operations                      $   2.01  $   1.35
                                                           ==================
  Net earnings                                             $   2.01  $   1.16
                                                           ==================

The company made additional acquisitions during 1999 for approximately $27 million in cash. These acquisitions were also accounted for as purchases.

C - Inventories

December 31                                                    1999      1998
(All dollar amounts in millions)

Finished and semi-finished products                          $297.1    $295.0
Raw materials                                                 113.7     109.2
Stores and supplies                                            79.1      75.3
                                                           ------------------
                                                             $489.9    $479.5
                                                           ==================

For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $169.7 million and $175.6 million higher than reported at December 31, 1999 and 1998, respectively.

D - Investments and Other Assets

December 31                                                    1999      1998
(All dollar amounts in millions)

Pension asset                                              $  285.5    $264.3
Investment in investees                                        28.3     127.5
Goodwill and other intangibles (net of
 accumulated amortization of $10.0 in 1999
 and $4.8 in 1998)                                            387.0      26.3
Cash surrender value of life insurance, less
 policy loans of $50.6 in 1999 and $45.4 in 1998              147.3     118.8
Equipment rented to others, at cost (net of
 accumulated depreciation of $265.4 in 1999 and
 $290.7 in 1998)                                               69.4      83.3
Convertible debentures (including unrealized gain
 of $5.1 in 1999)                                              69.4
Other                                                          87.1      62.9
                                                           ------------------
                                                           $1,074.0    $683.1
                                                           ==================

During 1999, the company sold its 50%-owned investment in Northwood Inc. (see Note L). The company's remaining principal investees are the 30% ownership interest in a limited partnership which operates the cogeneration facility located at the Rumford, Maine paper mill and the 50% ownership interest in Northwood Panelboard Company, an oriented structural board mill in Bemidji, Minnesota. The company received dividends and partnership distributions of $27.1 million, $20.3 million and $11.9 million in 1999, 1998 and 1997, respectively.

The convertible debentures have a par value of $77.5 million in Canadian dollars. They are classified as available-for-sale securities and are carried at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income. Fair value of the securities is based on an independent valuation. The securities are convertible to common shares of the issuer after May 2000, redeemable by the issuer beginning in November 2002 and mature in November 2006.

E - Property, Plant and Equipment

December 31                                                 1999          1998
(All dollar amounts in millions)

Property, plant and equipment, at cost:
  Land and land improvements                           $   159.6     $   158.6
  Buildings                                                638.3         615.3
  Machinery and equipment                                4,646.0       4,492.2
  Construction in progress                                  82.9          87.9
                                                       -----------------------
                                                         5,526.8       5,354.0
Less accumulated amortization and depreciation          (2,547.0)     (2,369.1)
                                                       -----------------------
                                                         2,979.8       2,984.9
Timber and timberlands, net of timber depletion            377.6         387.8
                                                       -----------------------
      Property, plant and equipment, net               $ 3,357.4     $ 3,372.7
                                                       =======================

F - Current Liabilities

December 31                                                 1999          1998
(All dollar amounts in millions)

Accounts payable:
  Trade                                                $   209.1     $   199.2
  Affiliated companies                                      11.1          32.5
  Outstanding checks                                        45.9          44.2
                                                       -----------------------
                                                       $   266.1     $   275.9
                                                       =======================

Accrued expenses and other current liabilities:
  Accrued wages                                        $   108.0     $    88.7
  Taxes, other than income                                  40.2          40.1
  Accrued interest                                          36.8          37.2
  Accrued rebates and allowances                            99.0          28.6
  Other current liabilities                                229.2         201.1
                                                       -----------------------
                                                       $   513.2     $   395.7
                                                       =======================

G - Long-Term Debt

December 31                                                 1999        1998
(All dollar amounts in millions)

Capital lease obligations                               $  287.4    $  288.3
Variable-rate Industrial Development Revenue Bonds,
 due from 2001 through 2023, average effective rate
 3.2%                                                      165.4       165.4
8-1/8% debentures, face amount of $150.0, due 2023
 (effective rate 8.4%)                                     148.0       147.9
7-1/8% debentures, face amount of $150.0, due 2025
 (effective rate 7.4%)                                     147.3       147.2
7.35% debentures, face amount of $150.0, due 2017
 (effective rate 7.4%)                                     148.6       148.5
6.84% debentures, face amount of $150.0, due 2037
 (effective rate 7.0%)                                     148.4       148.2
7.55% debentures, face amount of $150.0, due 2047
 (effective rate 7.7%)                                     143.7       143.6
6.60% notes, face amount of $100.0, due 2002
 (effective rate 6.9%)                                      99.3        99.0
Medium-term notes, 7.3% to 9.8%, face amount of
 $78.5, due from 2000 through 2020 (effective rate
 10.0%)                                                     76.8        75.9
Other                                                        3.9        11.3

                                                        --------------------
                                                         1,368.8     1,375.3
Less current portion                                        35.1         7.9

                                                        --------------------
                                                        $1,333.7    $1,367.4
                                                        ====================

Capital lease obligations consist primarily of Industrial Development Revenue Bonds and Notes with an average effective rate of 3.9%. The variable-rate Industrial Development Revenue Bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rates. Notes payable represent commercial paper borrowings with a weighted-average interest rate of 5.94%.

The 8-1/8% and 7-1/8% debentures are callable by the company at approximately 103% beginning in 2003. The 6.84% debentures can be put to the company at par value in 2007.

The company has an unused $500 million bank credit agreement that extends until October 2002 and an unused $200 million bank credit agreement that expires October 2000. These agreements support $59.5 million of the company's capital lease obligations and $165.2 million of notes payable. They contain restrictive covenants and require commitment fees in accordance with standard banking practice. The company has the ability to borrow up to $475.3 million pursuant to these agreements at December 31, 1999.

Maturities of long-term debt for the next five years are $35.1 million in 2000, $12.6 million in 2001, $135.3 million in 2002, $.7 million in 2003 and $6.7 million in 2004.

The company has guaranteed obligations of certain affiliated operations and others totaling $39.1 million at December 31, 1999. In addition, the company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with a syndicate of banks, which matures in 2003. The loan, one-half of which has been guaranteed by the company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees, however, the company does not expect to incur losses as a result of these guarantees.

H - Financial Instruments

The company uses various derivative financial instruments as part of an overall strategy to manage the company's exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The company uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with its international operations. The company utilizes interest rate swap and cap agreements to manage its interest rate risks on its debt instruments, including the reset of interest rates on variable-rate debt. The company does not hold nor issue derivative financial instruments for trading purposes.

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

The fair values of the interest rate swap and cap agreements are estimated using quotes from brokers and represent the cash requirement if the existing agreements had been settled at year-end. Selected information related to the company's interest rate swap and cap agreements is as follows:

                                        Swap agreements        Cap agreements
December 31                               1999       1998      1999      1998
(All dollar amounts in millions)

Notional amount                       $  114.2   $  114.2   $  50.0   $  50.0
                                      =======================================

Fair value                            $   (3.1)  $   (4.6)  $         $
Carrying amount                           (1.5)      (3.2)       .1        .2
                                      _______________________________________
Net unrecognized (loss)               $   (1.6)  $   (1.4)  $   (.1)  $   (.2)
                                      =======================================

The company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the company's international operations. The forward contracts establish the exchange rates at which the company will purchase or sell the contracted amount of specified foreign currencies at a future date. The company utilizes forward contracts which are short-term in duration (generally one month) and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The major currency exposures hedged by the company are the Canadian dollar, British pound, Japanese yen and euro. Selected information related to the company's foreign currency forward contracts is as follows:

                                     Foreign currency
                                     forward contracts
December 31                            1999     1998
(All dollar amounts in millions)

Notional amount                      $239.7   $127.2
                                     ===============

Fair value                           $  6.9   $  (.2)
Carrying amount                         6.9      (.2)
                                     ---------------
Net unrecognized gain (loss)         $        $
                                     ===============

The fair value of the company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt was $1,295.0 million and $1,439.8 million at December 31, 1999 and 1998, respectively, and the related carrying amounts were $1,333.7 million and $1,367.4 million, respectively. The carrying amount of the notes payable and the current maturities of long-term debt are reasonable estimates of their fair value.

At December 31, 1999 and 1998, the company held short-term investments which are included in cash and cash equivalents. The carrying amount of these short-term investments is a reasonable estimate of fair value. See Note D for disclosure regarding the investment in convertible debentures.

I - Shareowners' Equity

The company has authorized 300 million no par common shares. During 1999, the company completed its share repurchase program. In October 1999, the Board of Directors approved a new plan to repurchase up to 10 million common shares from time to time.

Under a Rights Agreement, each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately 10 days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the company (or, in certain circumstances, cash, property or other securities of the company) having a value of $100 for $50, the initial exercise price. The rights expire in 2006 and are presently redeemable at $.005 per right. At December 31, 1999, there were 149.2 million common shares reserved for issuance under this plan.

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

At December 31, 1999, there is $1.3 billion available for common dividends which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

J - Stock-Based Compensation Plans

Officers and key employees have been granted stock options under various stock-based compensation plans. Options to purchase 3.4 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the company's stock on the date of the grant. The options and rights have a maximum term of 10 years and vest after one year or three years. Under the 1996 Stock Option Plan, additional options (reload options) can be granted at the current market price upon the exercise of the original incentive stock option. The option holder must hold the shares acquired for three years in order to vest in the reload options. There are 11.0 million shares reserved for issuance under these plans.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the company. These shares are restricted for periods of six months to five years. At December 31, 1999, 5,000 common shares are issued and outstanding under the plan. There are 731,000 shares reserved for issuance under this plan. There were 39,000, 7,000 and 27,000 shares granted in 1999, 1998 and 1997, respectively, at a weighted-average price of $29.99, $29.24 and $29.58, respectively.

The following table summarizes activity in the company's stock-based compensation plans:

(All share amounts in thousands)                         1999                      1998                       1997
                                                 ---------------------      --------------------       -------------------
                                                             Weighted-                 Weighted-                 Weighted-
                                                               Average                   Average                   Average
                                                              Exercise                  Exercise                  Exercise
                                                  Shares         Price      Shares         Price       Shares        Price
Outstanding at beginning of year                     8,574      $26.68         7,480      $24.62        7,470       $22.44
Granted                                              1,954       30.59         1,734       34.11        1,902        29.73
Exercised                                           (2,021)      24.98          (604)      22.12       (1,825)       21.02
Canceled                                               (65)      31.89           (36)      32.97          (67)       25.52
                                                   -------                   -------                   ------
Outstanding at end of year                           8,442      $27.95         8,574      $26.68        7,480       $24.62
                                                   =======                   =======                   ======

Exercisable at year-end                              6,343      $27.05         6,739      $24.77        5,445       $22.80
                                                   =======                   =======                   ======
Weighted-average fair value of
options granted during the year
using the extended binomial option-
pricing model                                      $  8.58                   $ 10.56                   $ 8.30
Weighted-average assumptions
used for grants:
  Expected dividend yield                                2%                        2%                       2%
  Expected volatility                                   25%                       29%                      21%
  Risk-free interest rate                              5.2%                      5.6%                     6.3%
  Expected life of option (in years)                   6.0                       6.0                      5.8

The following table shows various information about stock options outstanding at December 31, 1999:

(All share amounts in thousands)
                               Options Outstanding                        Options Exercisable
                       -----------------------------------------    -----------------------------
                                           Weighted-
                                             Average
                               Number      Remaining   Weighted-            Number      Weighted-
                       Outstanding at   Contractural     Average    Exercisable at        Average
   Range of              December 31,       Life (in    Exercise      December 31,       Exercise
Exercise Prices                  1999         years)       Price              1999          Price
$13.31 -   $18.32                 568            1.6     $ 16.08               568        $ 16.08
 20.75 -    29.82               6,176            6.6       27.28             4,416          26.27
 30.22 -    43.41               1,698            8.3       34.36             1,359          34.20
                          -----------                                   ----------
$13.31 -   $43.41               8,442            6.6     $ 27.95             6,343        $ 27.05
                          ===========                                   ==========

Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards were immaterial in 1999, 1998 and 1997. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the company's net earnings and earnings per common share would have been reduced to the following pro forma amounts:

Year Ended December 31                              1999    1998    1997

Net earnings (in millions):
 As reported                                      $208.1  $119.7  $150.1
                                                  ======================
 Pro forma                                        $198.4  $108.7  $141.4
                                                  ======================
Earnings per common share - assuming dilution:
 As reported                                      $ 1.99  $ 1.14  $ 1.41
                                                  ======================
 Pro forma                                        $ 1.90  $ 1.04  $ 1.33
                                                  ======================

K - Asset Write-downs and Employee Termination Costs

During 1999, the company recorded a pretax charge of $18.9 million ($17.5 million in cost of sales and $1.4 million in selling and administrative expenses) associated with the shutdown and disposal of four uncoated paper machines at the Rumford, Maine paper mill. The charge included $13.5 million for asset write-downs and contractual obligations and $5.4 million for severance costs including medical, dental and other benefits. A review for impairment in accordance with SFAS No. 121 was performed and resulted in recognition of a $10.6 million impairment charge to adjust the carrying amount of machinery and equipment and related spare parts included in stores and supplies inventory to their estimated fair values. Also included in the $13.5 million charge is $2.6 million to write off an investment in a joint venture as a result of the permanent decline in its value. The joint venture sold products manufactured on the affected machines. A charge of $.3 million was recorded related to certain contractual obligations which will derive no future benefits. The severance costs relate to 113 salaried and hourly employees, of whom 86 employees have left the company on or before December 31, 1999. Substantially all severance-related amounts not paid by December 31, 1999, are expected to be paid by the end of the first quarter of 2000. Of the total charge, $15.6 million was recorded in the second quarter and $3.3 million in the fourth quarter.

In 1998, the company recorded a pretax charge of $37.7 million primarily in cost of sales for asset write-downs and other charges. The charges were comprised of a $10.4 million reserve for stores and supplies inventory; $10.4 million for the write-off of capitalized costs related to unimplemented software in development abandoned as a result of the decision to implement an enterprise resource planning computer system; an $8.2 million charge related to the Japanese packaging operation; $4.6 million for the write-off and disposal of certain plant equipment that was replaced by new equipment at the Containerboard division's mill in Stevenson, Alabama; $2.9 million for the write-off of a capital project in process that was not undertaken as a result of market changes; and a special assessment of $1.2 million related to customs issues.

The reserve for stores and supplies was recorded upon the completion of a study in the second quarter of 1998 to determine the future utility of obsolete and excess replacement parts that are used to support the maintenance of plant machinery and equipment in the Paper and Packaging and Paperboard Segments. The study identified the specific items which were to be disposed of and the company is holding those items for disposal. The reserve adjusted those items identified to their net realizable value and the company commenced a disposal program at that time. The majority of the items have been disposed of by December 31, 1999. Those items not yet disposed of have been segregated and are being actively marketed, with final disposition expected by the end of the first quarter of 2000.

As a result of the deteriorating economic environment in Japan and poor operating performance by the Japanese packaging operation, a charge was recorded in 1998 to write down certain inventory and to reflect the impairment of property, plant and equipment and goodwill. The fair value of the fixed assets and goodwill and the related write-down in value was determined based on management's assessment of the future cash flows of the operations.

In the third quarter of 1998, the company adopted a plan to make organizational changes and reduce its workforce, and recorded a charge of $22.0 million for employee severance and related costs in selling and administrative expenses. This plan involved terminating 318 domestic employees, primarily salaried, and was communicated to affected employees in the third quarter of 1998. The charge covered severance payments and medical, dental and other benefits. Pursuant to this plan, 291 people left the company, with the remainder of the planned terminations not occurring as a result of placement of affected employees in other open positions within the company. As a result of fewer people being terminated, lower severance benefits paid than estimated and less utilization of outplacement benefits by terminated employees, the company reversed $2.7 million of the original charge to selling and administrative expenses in the third quarter of 1999.

The following is a summary related to the severance charges (All dollar amounts in millions):

                                           1999             1998
                                      Severance        Severance
                                         Charge           Charge
Charge recorded                       $                  $  22.0
Used for intended purpose                                  (12.1)
                                      --------------------------
Balance at December 31, 1998                                 9.9
Charge recorded                             5.4
Used for intended purpose                  (2.7)            (7.2)
Charge reversed                                             (2.7)
                                      --------------------------
Balance at December 31, 1999          $     2.7          $
                                      ==========================

The total charges (credits) by segment for asset write-downs and employee termination costs are as follows:

Year Ended December 31                        1999    1998
(All dollar amounts in millions)

Paper                                       $ 17.4  $ 28.2
Packaging and Paperboard                       (.8)   25.2
Consumer and Office Products                   (.1)    4.6
Corporate and other                            (.3)    1.7
                                            --------------
                                            $ 16.2  $ 59.7
                                            ==============
L - Other Revenues - Net

Year Ended December 31                    1999     1998    1997
(All dollar amounts in millions)

Investment income                       $  5.4    $ 6.4   $ 3.0
Gain on sale of Northwood                 82.3
Gain on sale of assets                     4.0     28.3
Other                                      5.0      (.5)    4.3
                                        -----------------------
                                        $ 96.7    $34.2   $ 7.3
                                        =======================

During the fourth quarter of 1999, the company sold its 50%-owned investment in Northwood Inc. for $77.5 million of convertible debentures in Canadian dollars (fair value of $63.8 million in U.S. dollars at the sale date) and approximately $163.8 million of cash and recognized a gain of $82.3 million.

The 1998 gain on sale of assets is comprised of $11.8 million on the sale of timberland, $13.9 million related to the sale of non-strategic packaging businesses and $2.6 million on the sale of an undeveloped mill site in Tennessee.

M - Income Taxes

The principal current and non-current deferred tax assets and (liabilities) are as follows:


December 31                                      1999      1998
(All dollar amounts in millions)

Deferred tax liabilities:
 Accelerated depreciation for tax purposes    $(564.8)  $(540.3)
 Nontaxable pension asset                      (108.5)   (100.4)
 Deferred installment gain                      (47.5)    (47.5)
 Other                                          (64.3)    (63.5)
                                              -----------------
                                               (785.1)   (751.7)
Deferred tax assets:
 Tax credit carryforwards                        40.6      27.1
 Compensation and fringe benefits accruals       67.9      61.2
 Postretirement benefit accrual                  52.9      46.9
 Loss provisions and other expenses not
  currently deductible                           72.2      50.7
 Other                                           30.1      25.0
                                              -----------------
                                                263.7     210.9
                                              -----------------
   Net deferred liability                     $(521.4)  $(540.8)
                                              =================

Included in the balance sheets:
 Current assets - deferred tax asset          $  77.5   $  42.6
 Deferred items                                (598.9)   (583.4)
                                              -----------------
   Net deferred liability                     $(521.4)  $(540.8)
                                              =================

The significant components of income tax expense are as follows:

Year Ended December 31                      1999       1998       1997
(All dollar amounts in millions)

Currently payable:
 Federal                                  $ 33.3      $ 9.8      $15.5
 Federal alternative minimum tax             2.1       11.1       16.0
 State and local                             5.3        3.3         .2
 Foreign                                    54.4       13.4       14.3
                                          ----------------------------
                                            95.1       37.6       46.0
Change in deferred income taxes             14.2       26.0       37.2
                                          ----------------------------
                                           109.3       63.6       83.2
Allocation to partnership earnings          (8.5)      (5.7)      (1.9)
Allocation to discontinued operations                  21.3        6.6
Allocation to other comprehensive loss      (2.3)       4.5
                                          ----------------------------
                                          $ 98.5      $83.7      $87.9
                                          ============================

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

Year Ended December 31                          1999     1998     1997
(All dollar amounts in millions)

Federal taxes computed at statutory rate       $95.2    $79.0    $84.7
State and local income taxes, net of
 federal benefit                                 3.4      2.9      4.0
Impact related to difference in tax
 rates for foreign operations                    3.1      2.1     (1.2)
Other                                           (3.2)     (.3)      .4
                                               -----------------------
Income taxes                                   $98.5    $83.7    $87.9
                                               =======================

Effective tax rate                              36.2%    37.1%    36.3%
                                               =======================

Earnings from operations of foreign subsidiaries were $33.0 million, $35.0 million, and $43.9 million in 1999, 1998 and 1997, respectively. At December 31, 1999, no domestic income taxes have been provided on the company's share of the undistributed net earnings of overseas operations due to management's intent to reinvest such amounts indefinitely. Those earnings totaled $113.4 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $6 million at December 31, 1999.

N - Discontinued Operations

In 1998, the company sold its Distribution segment, Zellerbach, and related real estate for $288 million. Revenues of the Distribution segment were $965.0 million and $1,553.3 million in 1998 and 1997, respectively.

The following are the components of discontinued operations:

Year Ended December 31                                 1998        1997
(All dollar amounts in millions)

Losses from operations of Distribution
 segment, net of income tax benefit of $3.1
  and $6.6 in 1998 and 1997                          $ (6.0)    $ (12.9)
Loss on sale of Distribution segment (including
 loss on operations during phase-out period of
 $3.2), net of income tax benefit of $18.2            (14.4)
                                                     ------------------
                                                     $(20.4)    $ (12.9)
                                                     ==================
O - Pension Plans

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

Summary information for all of the company's plans is as follows:

December 31
                                                                1999       1998
(All dollar amounts in millions)

Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year         $ (854.4)  $ (749.9)
  Plan obligation assumed                                      (30.2)
  Service cost                                                 (24.8)     (22.0)
  Interest cost                                                (53.8)     (50.7)
  Actuarial gain (loss)                                         66.9     (105.4)
  Benefits paid                                                101.8      123.9
  Plan amendments                                              (16.2)     (31.0)
  Termination adjustment due to benefit enhancements            (2.1)      (3.6)
  Settlement adjustment                                                   (24.0)
  Curtailment adjustment                                          .8        8.3
                                                            -------------------
Projected benefit obligation at end of year                   (812.0)    (854.4)
                                                            -------------------

Change in the plan assets:
  Fair value of plan assets at beginning of year             1,026.8      978.5
  Plan assets assumed                                           38.1
  Actual return on plan assets                                 165.2      156.4
  Employer contributions                                         3.0       15.8
  Benefits paid                                               (101.8)    (123.9)
                                                            -------------------
  Fair value of plan assets at end of year                   1,131.3    1,026.8
                                                            -------------------


Plan assets in excess of projected
  benefit obligation                                           319.3      172.4
Reconciliation of financial status of plans to
  amounts recorded in Mead's balance sheets:
   Unamortized prior service cost                               41.9       28.7
   Unrecorded effect of net loss(gain) arising from
    differences between actuarial assumptions used
    to determine periodic pension expense and actual
    experience                                                 (82.6)      67.2
   Unamortized plan assets in excess of plan liabilities
    (overfunding) at January 1, 1986 - to be recognized
     as a reduction of future years' pension expense            (9.6)     (16.0)
   Adjustment for minimum pension liability                    (12.3)     (16.9)
                                                            -------------------
Net pension asset                                           $  256.7   $  235.4
                                                            ===================

Amounts recognized in Mead's balance sheets consist of:
  Pension asset                                             $  285.5   $  264.3
  Other current liabilities                                    (28.8)     (28.9)
  Other assets                                                   1.5        4.8
  Other comprehensive loss                                       6.8        7.6

Benefit obligation discount rate                                8.00%      6.50%
                                                            ===================
Rate of compensation increase
 (for pay-related plans only)                                   5.25%      5.25%
                                                            ===================

The total projected benefit obligation for the company's pension plans includes $40.3 million and $39.7 million at December 31, 1999 and 1998, respectively, of the unfunded plans, of which $28.8 million and $28.9 million represent the accumulated benefit obligation.

The components of net pension (income) for all pension plans are as follows:

Year Ended December 31                            1999     1998      1997
(All dollar amounts in millions)

Service cost, benefits earned
 during the year                                $ 24.8   $ 22.0    $ 20.9
Interest cost on projected benefit
 obligation                                       53.8     50.7      51.0
Expected return on plan assets                   (90.4)   (86.7)    (78.2)
Amortization of prior service cost                 2.6      2.8       2.7
Amortization of unrecognized net (gain) loss       6.6      (.3)       .8
Amortization of net transition asset              (6.4)    (7.9)     (7.9)
Termination loss                                            3.6       2.5
Settlement loss                                            13.3        .7
Curtailment loss                                             .4
                                                -------------------------
Net pension (income)                              (9.0)    (2.1)     (7.5)
Less - net pension expense allocated
  to discontinued operations                                7.4       3.3
                                                -------------------------
Net pension (income) - continuing operations    $ (9.0)  $ (9.5)   $(10.8)
                                                =========================

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

The company also has 401(k) plans that cover substantially all U.S. employees. Expense for company matching contributions under these plans was approximately $11.1 million in 1999, $11.9 million in 1998 and $10.3 million in 1997.

P - Postretirement Benefits Other than Pension

The company funds certain health care benefit costs principally on a pay-as-you-go basis, with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

Summary information on the company's plans is as follows:

December 31                                                                             1999        1998
(All dollar amounts in millions)
Change in the projected benefit obligation:
  Accumulated postretirement benefit obligation
   at beginning of year                                                              $(119.7)    $(120.6)
  Plan obligation assumed                                                              (11.2)
  Service cost                                                                          (3.9)       (3.7)
  Interest cost                                                                         (7.5)       (7.6)
  Actuarial gain (loss)                                                                 12.3        (1.0)
  Benefits paid                                                                          8.5         8.5
  Curtailment adjustment                                                                             4.7
                                                                              --------------------------
  Accumulated postretirement benefit obligation
   at end of year                                                                     (121.5)     (119.7)
                                                                              --------------------------
Change in the plan assets:
  Fair value of plan assets at beginning of year                                        10.1         9.1
  Actual return on plan assets                                                            .9         1.0
  Employer contributions                                                                 5.6         8.5
  Benefits paid                                                                         (8.5)       (8.5)
                                                                              --------------------------
  Fair value of plan assets at end of year                                               8.1        10.1
                                                                              --------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                                                            (113.4)     (109.6)
Reconciliation of financial status of plans to
  amounts recorded in Mead's balance sheets:
   Unrecorded effect of net (gain) arising from
    differences between actuarial assumptions
    used to determine periodic postretirement
    expense and actual experience                                                      (25.9)      (14.1)
                                                                              --------------------------
Accrued postretirement benefit cost -
  included in deferred items                                                         $(139.3)    $(123.7)
                                                                              ==========================
Benefit obligation discount rate                                              7.75%   - 8.00%       6.50%
                                                                              ==========================

The components of net periodic postretirement benefit cost are as follows:

Year Ended December 31                                                         1999     1998        1997
(All dollar amounts in millions)
Service cost, benefits attributed to
 employee service during the year                                             $ 3.9  $   3.7     $   2.5
Interest cost on accumulated
 postretirement benefit obligation                                              7.5      7.6         8.0
Expected return on plan assets                                                  (.8)     (.7)        (.6)
Curtailment gain                                                                        (4.7)
Amortization of unrecognized net (gain)                                         (.5)     (.7)       (1.4)
                                                                              --------------------------
Net periodic postretirement benefit cost                                      $10.1  $   5.2     $   8.5
                                                                              ==========================

Included in net periodic postretirement benefit cost in 1998 is a curtailment gain of $4.7 million allocated to the company's discontinued operations.

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation in 1999 was 9.0% declining by 1% per year to an ultimate rate of 5%. The assumed health care trend rates used in 1998 and 1997 were 7.4% and 8.2%, respectively, declining by .8% per year.

If the health care cost trend rate assumptions were increased or decreased by 1%, the accumulated postretirement benefit obligation at December 31, 1999, would be increased or decreased by 6.9% and 6.8%, respectively. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1999 would be an increase or decrease of 10.7% and 9.8%, respectively.

Q - Leases

At December 31, 1999, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                                          Capital     Operating
                                           Leases        Leases
Year Ending December 31:
(All dollar amounts in millions)
     2000                                 $  13.5        $ 34.6
     2001                                    12.0          26.8
     2002                                    12.0          18.5
     2003                                    12.0          12.8
     2004                                    12.0          10.2
     Later years through 2033               582.7          40.5
                                          ---------------------
Total minimum lease payments                644.2        $143.4
                                                         ======
Less amount representing interest          (356.8)
                                          -------
Capital lease obligations                 $ 287.4
                                          =======

The majority of rent expense is for operating leases which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $63.3 million, $51.7 million and $49.8 million in 1999, 1998 and 1997, respectively.

R - Litigation and Other Proceedings

The company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The company is involved in investigations regarding customs that may result in payments by the company ranging from an insignificant amount to as much as $15 million; however, no liability has been recorded relating to this matter because an obligation is not viewed as probable. The company has also been identified as a potentially responsible party in at least 20 environmental proceedings. It is not possible to determine the ultimate liability, if any, in all these matters. The company has established reserves of approximately $40 million relating to environmental liabilities, including those related to previously discontinued operations, which it believes are probable and reasonably estimable. The company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $40 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions less favorable to the company among those outcomes that are considered reasonably possible were used. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition, results of operations or liquidity of the company.

S - Additional Information on Cash Flows

Year Ended December 31                      1999      1998     1997
(All dollar amounts in millions)

Cash paid during the year for:
 Interest                                 $106.1    $111.3    $90.0
  Less amount capitalized                   (2.8)     (6.3)    (9.2)
                                          -------------------------
  Interest, net of amount capitalized     $103.3    $105.0    $80.8
                                          =========================
 Income taxes                             $ 54.0    $ 31.8    $41.3
                                          =========================

T - Comprehensive Earnings

The difference between net earnings and comprehensive earnings relates to the changes in foreign currency translation adjustment, additional minimum pension liability and unrealized gain on available-for-sale securities. At December 31, 1999, accumulated other comprehensive loss was comprised of $(18.3) million of foreign currency translation adjustment, $(6.8) million of additional minimum pension liability and $3.3 million of unrealized gain on available-for-sale securities. At December 31, 1998, accumulated other comprehensive loss was comprised of $(35.5) million of foreign currency translation adjustment and $(7.6) million of additional minimum pension liability.

The 1999 foreign currency translation adjustment is comprised of $17.2 million of foreign currency translation adjustment arising during 1999 less a $20.5 million reclassification adjustment for foreign currency translation adjustment included in gain on sale of assets.

U - Segment Information

Industry Segments

The company classifies its businesses into three industry segments. The Paper operations manufacture and sell printing, writing, carbonless copy, publishing and specialty paper primarily to domestic publishers, printers and converters. The Packaging and Paperboard operations manufacture and sell beverage and food packaging materials, corrugated shipping containers and paperboard to those markets primarily located in the United States with other operations conducted in Europe, Latin America and Asia Pacific. The Consumer and Office Products operations are conducted predominantly in North America and manufacture and distribute school, office and dated material products to retailers and commercial distributors.

The company evaluates performance based on earnings from continuing operations before income taxes and equity in net earnings of investees. The accounting policies of the segments are the same as those described in the significant accounting policies (Note A).

Year Ended December 31                                                 1999       1998       1997
(All dollar amounts in millions)
Net sales:
 Industry segments:
  Paper                                                            $1,783.3   $1,795.6   $1,797.8
  Packaging and Paperboard                                          1,506.9    1,494.2    1,431.8
  Consumer and Office Products                                        509.3      482.4      516.2
                                                                   ------------------------------
  Total                                                            $3,799.5   $3,772.2   $3,745.8
                                                                   ==============================

Earnings (loss) from continuing operations before income taxes:
 Industry segments:
  Paper                                                            $  147.6   $  206.3   $  195.6
  Packaging and Paperboard                                            170.0      142.5      129.6
  Consumer and Office Products                                         38.0       42.8       57.3
 Corporate and other (1)                                              (83.7)    (166.0)    (140.5)
                                                                   ------------------------------
  Total                                                            $  271.9   $  225.6   $  242.0
                                                                   ==============================

Depreciation, depletion and amortization:
 Industry segments:
  Paper                                                            $  120.2   $  116.8   $  111.1
  Packaging and Paperboard                                            150.5      160.9      149.1
  Consumer and Office Products                                         16.2        9.1        8.2
 Corporate and other                                                   20.5       15.0       14.1
                                                                   ------------------------------
  Total                                                            $  307.4   $  301.8   $  282.5
                                                                   ==============================
Identifiable assets (2):
 Industry segments:
  Paper                                                            $2,114.9   $2,181.3   $2,113.4
  Packaging and Paperboard                                          1,887.0    1,935.9    1,941.3
  Consumer and Office Products                                        803.0      229.8      191.3
  Intersegment Elimination                                             (4.9)      (1.4)       (.5)
 Corporate and other                                                  861.7      796.6      906.9
                                                                   ------------------------------
  Total                                                            $5,661.7   $5,142.2   $5,152.4
                                                                   ==============================
Capital expenditures:
 Industry segments:
  Paper                                                            $   82.3   $  178.4   $  110.5
  Packaging and Paperboard                                             92.4      169.9      293.8
  Consumer and Office Products                                         14.7       10.6       11.6
 Corporate and other                                                   23.5       25.1       21.4
                                                                   ------------------------------
   Total                                                           $  212.9   $  384.0   $  437.3
                                                                   ==============================

(1)  Corporate and other includes the following:

Year Ended December 31             1999      1998      1997

Other revenues                 $   96.4   $  11.2   $  13.0
Interest expense                 (105.1)   (109.0)    (98.2)
Other expenses                    (75.0)    (68.2)    (55.3)
                               ----------------------------
                               $  (83.7)  $(166.0)  $(140.5)
                               ============================


(2) Corporate and other consists primarily of cash and cash equivalents, property, plant and equipment, investments, other assets and net assets of discontinued operations in 1997.

Geographic Areas

The company has sales from foreign subsidiaries primarily in Canada, Europe, Latin America and Asia Pacific. No individual foreign geographic area is significant to the company relative to total net sales, earnings from continuing operations before income taxes or identifiable assets.

The following represents net sales and total assets of the company's foreign subsidiaries:

Year Ended December 31                     1999      1998      1997
(All dollar amounts in millions)

Net Sales:
  Europe                                 $294.6    $307.1    $309.1
  Canada                                  138.4     139.8     132.3
  Asia Pacific                             61.6      46.9      52.7
  Latin America                            46.3      45.5      40.5
                                         --------------------------
Total                                    $540.9    $539.3    $534.6
                                         ==========================

Assets:
  Europe                                 $218.1    $230.2    $226.9
  Canada                                   49.6      50.5      55.0
  Asia Pacific                             44.8      39.4      48.4
  Latin America                            33.4      35.1      35.5
                                         --------------------------
Total                                    $345.9    $355.2    $365.8
                                         ==========================

Selected Quarterly Financial Data (unaudited)
(All dollar amounts in millions, except per share data)

                   1st          2nd          3rd        4th
                 Quarter      Quarter      Quarter    Quarter      Year

Net sales:
   1999          $863.2     $1,004.8     $  982.2     $949.3     $3,799.5
   1998           839.0      1,050.9      1,009.3      873.0      3,772.2
   1997           829.5      1,001.4      1,031.4      883.5      3,745.8

Gross profit:
   1999           158.7        181.1        174.1      199.0        712.9
   1998           178.0        197.5        197.6      149.6        722.7
   1997           157.8        193.7        201.6      184.2        737.3

Earnings from continuing operations:
   1999            22.9         44.8         50.8       89.6        208.1
   1998            33.6         40.2         35.4       30.9        140.1
   1997            24.5         49.6         54.8       34.1        163.0

Net earnings:
   1999            22.9         44.8         50.8       89.6        208.1
   1998            30.6         15.2         35.4       38.5        119.7
   1997            20.2         47.8         50.3       31.8        150.1

Per common share - basic: (1)
 Earnings from continuing operations:
   1999             .22          .44          .50        .87         2.04
   1998             .32          .39          .34        .30         1.36
   1997             .23          .48          .52        .33         1.56

 Net earnings:
   1999             .22          .44          .50        .87         2.04
   1998             .29          .15          .34        .37         1.16
   1997             .19          .46          .48        .31         1.44

Per common share - assuming dilution: (1)
 Earnings from continuing operations:
   1999             .22          .43          .48        .86         1.99
   1998             .32          .38          .34        .30         1.34
   1997             .23          .47          .51        .32         1.53

 Net earnings:
   1999             .22          .43          .48        .86         1.99
   1998             .29          .14          .34        .37         1.14
   1997             .19          .45          .47        .30         1.41

Cash dividends per common share:
   1999             .16          .16          .16        .17          .65
   1998             .16          .16          .16        .16          .64
   1997             .15          .15          .15        .16          .61

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information pursuant to this item is incorporated herein by reference to pages 3 through 6 and 24 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 8, 2000. Information concerning executive officers is also included in Part I of this report following Item 4.

Item 11.  Executive Compensation

     Information pursuant to this item is incorporated herein by reference to pages 9 through 23 of the Company's Proxy Statement (excluding the "Report of Compensation Committee on Executive Compensation" on pages 11 through 15 and the "Performance Graph" on page 21), definitive copies of which were filed with the Commission on March 8, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information pursuant to this item is incorporated herein by reference to pages 9 through 11 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 8, 2000.

Item 13.  Certain Relationships and Related Transactions

     Information pursuant to this item is incorporated herein by reference to pages 24 and 25 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 8, 2000.

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

               (v) 364-Day Credit Agreement dated November 3, 1999 with Bank One, N.A. and nine other banks.

          The total amount of securities authorized under other long-term debt instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

(10)      Material Contracts:

               (i) Restated Rights Agreement dated as of November 9, 1996 between Registrant and BankBoston, N.A., as Rights Agent, (incorporated herein by reference to Registrant's Form 8-A, dated November 13, 1996), as amended November 1, 1997 (incorporated by reference to Registrant's Form 8-A/A dated November 3, 1997), as amended December 7, 1999 (incorporated by reference to Registrant's Form 8-A/A dated December 15, 1999); as amended February 16, 2000, and restated in Registrant's Form 8-A/A dated March 6, 2000.

               (ii) Amended Board Purchase Agreement dated as of January 4, 1988 among the Registrant, Georgia Kraft Company and Inland Container Corporation (incorporated by reference to Exhibit (10)(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

               (iii) Indemnification Agreement dated as of January 4, 1988 among the Registrant, Mead Coated Board, Inc., Temple-Inland Inc., Inland Container Corporation I, Inland Container Corporation, GK Texas Holding Company and Georgia Kraft Company (incorporated by reference to Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

               (iv) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of December 1, 1988, as amended (incorporated by reference to Exhibit (10)(vi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

               (v) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended (incorporated by reference to Exhibit
          (10)(vii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

               (vi) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended.

               (vii) Lease Agreement between The Industrial Development Board of the City of Stevenson, Alabama and The Mead Corporation, dated as of March 1, 1998 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1998).

          The following are compensatory plans and arrangements in which directors or executive officers participate:

               (viii) 1984 Stock Option Plan of the Registrant, as amended and restated through June 24, 1999 (incorporated by reference to Exhibit
          (10)(1) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

               (ix) 1991 Stock Option Plan of the Registrant, as amended through June 24, 1999 (incorporated by reference to Exhibit (10)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

               (x) 1996 Stock Option Plan of the Registrant as amended through June 24, 1999 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

               (xi) Incentive Compensation Election Plan of the Registrant as amended November 17, 1987, as amended October 29, 1988 (incorporated by reference to Exhibit (10)(xi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xii) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(xii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xiii) Excess Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31,
          1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xiv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xiv) Excess Earnings Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xv) Restated Supplemental Executive Retirement Plan effective January 1, 1997 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xvi) Form of Indemnification Agreement between Registrant and each of John C. Bogle, John G. Breen, Duane E. Collins,
          William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Charles S. Mechem, Jr., Heidi G. Miller,
          Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson (incorporated by reference to Exhibit 10 (4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 4, 1999).

               (xvii) Form of Severance Agreement between Registrant and each of Elias M. Karter, Raymond W. Lane, Wallace O. Nugent, A. Robert Rosenberger, Jerome F. Tatar and other key employees.

               (xviii) Restated Benefit Trust Agreement dated August 27, 1996 between Registrant and Society Bank, National Association (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xix) to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1998).

               (xix) Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999 (incorporated by reference to Exhibit
          (10)(5) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

               (xx) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xx) to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xxi) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10
          (xxii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xxii) Restated Directors Capital Accumulation Plan (incorporated by reference to Exhibit (10)(4) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 4,
          1999).

               (xxiii) Form of Executive Life Insurance Policy for Key
          Executives.

               (xxiv) Long Term Incentive Plan effective 1998 (incorporated by reference to Exhibit (10)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 29, 1998); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10
          (xxvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

               (xxv) Long Term Incentive Plan effective 1999 (incorporated by reference to Exhibit 10(2) to Registrant's Quarterly Report on
          Form 10-Q for the Quarterly Period ended April 4, 1999).

               (xvi) Annual Incentive Plan for 1999 (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 4, 1999).

               (xvii) Restated Executive Capital Accumulation Plan effective January 1, 1999 (incorporated by reference to Exhibit (10)(3) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 4, 1999).

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Auditors.

(27) Financial Data Schedule

     (b)  Reports on Form 8-K

     (1) A Form 8-K was filed on October 25, 1999 reporting under Item 5 Registrant's press release reporting financial results for the quarter ended October 3, 1999. Also filed as an exhibit was a copy of the press release.

     (2) A Form 8-K was filed on November 2, 1999 reporting under Item 5 the completion of the acquisition of Cullman Ventures, Inc. by merger with Mead Acquisition Corp. Also filed as exhibits were a copy of the Agreement and Plan of Merger and a press release.

     (3) A Form 8-K was filed on December 15, 1999 reporting under Item 5 Registrant's amendment of a Shareholder Rights Plan. Also filed as an exhibit was a copy of the Amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE MEAD CORPORATION

Date: February 24, 2000                By JEROME F. TATAR
                                           ---------------------------
                                               Jerome F. Tatar
                                             Chairman of the Board,
                                              Chief Executive Officer and
                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2000                 By JEROME F. TATAR
                                           ---------------------------
                                                Jerome F. Tatar
                                            Director, Chairman of the Board,
                                                 Chief Executive Officer and
                                                       President


Date: February 24, 2000                 By TIMOTHY R. MCLEVISH
                                           ---------------------------
                                                Timothy R. McLevish
                                             Vice President and Chief
                                            Financial Officer (principal
                                                financial officer)


Date: February 24, 2000                 By PETER H. VOGEL, JR.
                                           ---------------------------
                                                Peter H. Vogel, Jr.
                                           Vice President, Finance and Treasurer
                                               (principal accounting officer)


Date: February 24, 2000                 By JOHN C. BOGLE
                                           ---------------------------
                                                   John C. Bogle
                                                      Director


Date: February 24, 2000                 By JOHN G. BREEN
                                           ----------------------------
                                                    John G. Breen
                                                       Director



Date: February 24, 2000                 By DUANE E. COLLINS
                                           ----------------------------
                                                  Duane E. Collins
                                                     Director

Date: February 24, 2000                 By WILLIAM E. HOGLUND
                                           ----------------------------------
                                                 William E. Hoglund
                                                      Director


Date: February 24, 2000                 By JAMES G. KAISER
                                           ----------------------------------
                                                 James G. Kaiser
                                                     Director



Date: February 24, 2000                 By ROBERT J. KOHLHEPP
                                           ----------------------------------
                                             Robert J. Kohlhepp
                                                 Director



Date: February 24, 2000                 By JOHN A. KROL
                                           ----------------------------------
                                                  John A. Krol
                                                       Director



Date: February 24, 2000                 By SUSAN J. KROPF
                                           ----------------------------------
                                                  Susan J. Kropf
                                                       Director



Date: February 24, 2000                 By CHARLES S. MECHEM, JR.
                                           ----------------------------------
                                               Charles S. Mechem, Jr.
                                                     Director



Date: February 24, 2000                 By HEIDI G. MILLER
                                           ----------------------------------
                                                  Heidi G. Miller
                                                     Director



Date: February 24, 2000                 By LEE J. STYSLINGER, JR.
                                           ----------------------------------
                                                Lee J. Styslinger, Jr.
                                                       Director



Date: February 24, 2000                 By J. LAWRENCE WILSON
                                           -----------------------------------
                                              J. Lawrence Wilson
                                                   Director

                              THE MEAD CORPORATION


                      EXHIBITS TO FORM 10-K ANNUAL REPORT


                      FOR THE YEAR ENDED DECEMBER 31, 1999