Form 10-Q
period 2000-04-02
MEAD CORP
filed 2000-05-10
CIK 64394

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000


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



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __ .

  The number of Common Shares outstanding at April 2, 2000 was 102,792,999.



================================================================================

                            THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                                   QUARTERLY PERIOD ENDED APRIL 2, 2000

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS
--------------
(All dollar amounts in millions)



                                                                April 2,                  Dec. 31,
                                                                 2000                       1999
                                                              ----------                 ----------
ASSETS                                                        (unaudited)

Current assets:
  Cash and cash equivalents                                   $     12.3                 $     56.4
  Accounts receivable                                              498.7                      547.7
  Inventories                                                      618.4                      489.9
  Other current assets                                             142.6                      136.3
                                                              ----------                 ----------
          Total current assets                                   1,272.0                    1,230.3

Investments and other assets                                     1,084.8                    1,074.0

Property, plant and equipment                                    5,910.3                    5,904.4
Less accumulated depreciation and
  amortization                                                  (2,597.2)                  (2,547.0)
                                                              ----------                 ----------
                                                                 3,313.1                    3,357.4
                                                              ----------                 ----------

          Total assets                                        $  5,669.9                 $  5,661.7
                                                              ==========                 ==========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable                                               $    291.4                 $    186.2
  Accounts payable                                                 246.8                      266.1
  Accrued liabilities                                              437.4                      513.2
  Current maturities of long-term debt                              13.6                       35.1
                                                              ----------                 ----------
          Total current liabilities                                989.2                    1,000.6

Long-term debt                                                   1,334.0                    1,333.7

Deferred items                                                     908.0                      896.6

Shareowners' equity:
  Common shares                                                    153.3                      153.0
  Additional paid-in capital                                       127.8                      121.6
  Retained earnings                                              2,185.7                    2,178.0
  Other comprehensive loss                                         (28.1)                     (21.8)
                                                              ----------                 ----------
                                                                 2,438.7                    2,430.8
                                                              ----------                 ----------
          Total liabilities and
           shareowners' equity                                $  5,669.9                 $  5,661.7
                                                              ==========                 ==========




See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF EARNINGS (unaudited)
----------------------
 (All dollar amounts in millions, except per share amounts)




                                                                              First Quarter Ended
                                                                    ------------------------------------
                                                                      April 2,                 April 4,
                                                                       2000                      1999
                                                                    ----------                ----------
Net sales                                                           $   915.6                 $   863.2
Costs and expenses:
  Cost of sales                                                         735.7                     715.9
  Selling and administrative expenses                                   118.6                      93.9
                                                                    ----------                ----------
                                                                        854.3                     809.8
                                                                    ----------                ----------

  Earnings from operations                                               61.3                      53.4
Other revenues - net                                                      1.5                       4.0
Interest and debt expense                                               (29.7)                    (26.7)
                                                                    ----------                ----------
  Earnings before income taxes                                           33.1                      30.7
Income taxes                                                             12.0                      11.1
                                                                    ----------                ----------
  Earnings before equity in net
  earnings of investees                                                  21.1                      19.6
Equity in net earnings of investees                                       4.0                       3.3
                                                                    ----------                ----------

  Net earnings                                                      $    25.1                 $    22.9


Net earnings per common share - basic                               $     .24                $      .22
                                                                    ==========                ==========


Net earnings per common share - diluted                             $     .24                $      .22
                                                                    ==========                ==========


Cash dividends per common share                                     $     .17                $      .16
                                                                    ==========                ==========


Average common shares
  outstanding (millions) - basic                                        102.7                     101.7
                                                                    ==========                ==========

Average common shares
  outstanding (millions) - diluted                                      104.4                     102.9
                                                                    ==========                ==========




See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF CASH FLOWS (audited)
------------------------
 (All dollar amounts in millions)




                                                                                     First Quarter Ended
                                                                            ----------------------------------
                                                                             April 2,               April 4,
                                                                              2000                    1999
                                                                            ---------               ---------
Cash flows from operating activities:
  Net earnings                                                              $   25.1                $   22.9
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation and depletion of property, plant
     and equipment                                                              69.0                    67.6
    Depreciation and amortization of other assets                               14.9                    10.3
    Deferred income taxes                                                       18.4                     2.5
    Investees - earnings and dividends                                          (4.2)                   (4.7)
    Other                                                                       (6.6)                    2.4
    Change in current assets and liabilities:
      Accounts receivable                                                       49.0                   (32.4)
      Inventories                                                             (128.5)                  (44.8)
      Other current assets                                                     (10.0)                  (19.3)
      Accounts payable and accrued liabilities                                 (95.1)                  (77.2)
                                                                            ---------               ---------
      Net cash (used in) operating activities                                  (68.0)                  (72.7)

Cash flows from investing activities:
  Capital expenditures                                                         (32.2)                  (45.6)
  Additions to equipment rented to others                                       (7.5)                   (6.4)
  Proceeds from sale of assets                                                                          13.6
  Other                                                                         (9.0)                    4.8
                                                                            ---------               ---------
      Net cash (used in) investing activities                                  (48.7)                  (33.6)

Cash flows from financing activities:
  Additional borrowings                                                                                 15.0
  Payments on borrowings                                                       (21.7)                  (17.8)
  Notes payable                                                                105.2                    45.5
  Cash dividends paid                                                          (17.4)                  (16.3)
  Common shares issued                                                           6.5                     4.7
  Common shares purchased                                                                              (14.9)
                                                                            ---------               ---------
      Net cash provided by financing activities                                 72.6                    16.2
                                                                            ---------               ---------

(Decrease) in cash and cash equivalents                                        (44.1)                  (90.1)
Cash and cash equivalents at beginning of year                                  56.4                   102.0
                                                                            ---------               ---------
Cash and cash equivalents at end of quarter                                 $   12.3                $   11.9
                                                                            =========               =========








See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1999, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the first quarter ended April 2, 2000, are not necessarily indicative of the results for the full year.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                               April 2,           Dec. 31,
                                                 2000               1999
                                             --------------     -------------

Finished and semi-finished products                 $413.7            $297.1
Raw materials                                        126.3             113.7
Stores and supplies                                   78.4              79.1
                                             --------------     -------------
                                                    $618.4            $489.9
                                             ==============     =============





D - ASSET WRITE-DOWNS AND EMPLOYEE TERMINATION COSTS

During 1999, the company recorded a pretax charge of $18.9 million ($17.5 million in cost of sales and $1.4 million in selling and administrative expenses) associated with the shutdown and disposal of four uncoated paper machines at the Rumford, Maine, paper mill. The charge included asset write-downs, contractual obligations for severance costs including medical, dental and other benefits, impairment charge to adjust the carrying amount of machinery and equipment and related spare parts included in stores and supplies inventory to their estimated fair values, and a write off of an investment in a joint venture as a result of the permanent decline in its value. The severance costs related to 113 salaried and hourly employees, all of whom left the company on or before the end of the first quarter of 2000. The balance related to severance charges, which had not been paid at

December 31, 1999, was $2.7 million, all of which was paid during the first quarter.



E - SHAREOWNERS' EQUITY

The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares; however, no shares were repurchased during the first quarter of 2000.

Comprehensive earnings for the quarters ended April 2, 2000 and April 4, 1999, were $18.8 million and $25.1 million. The difference between net earnings and comprehensive earnings for the first quarter ended April 2, 2000 relates to the change in foreign currency translation adjustment, unrealized loss on available-for-sale securities and additional minimum pension liability.

F - ADDITIONAL INFORMATION ON CASH FLOWS

                                              First Quarter Ended
                                        --------------------------------
                                          April 2,           April 4,
                                            2000               1999
                                        --------------------------------

Cash paid for:
  Interest                                     $ 45.1            $ 42.5
                                        ==============     =============
  Income taxes                                 $ 30.5             $ 5.1
                                        ==============     =============

G - SEGMENT INFORMATION

                                                     First Quarter Ended
                                                -----------------------------
                                                 April 2,           April 4,
                                                   2000               1999
                                                ---------           ---------
Net sales:
  Industry segments:
    Paper                                       $  454.9             $  453.9
    Packaging and Paperboard                       369.2                347.7
    Consumer & Office Products                      91.5                 61.6
                                                ---------           ---------
    Total                                       $  915.6             $  863.2
                                                =========           =========

Earnings (loss) from operations
 before income taxes:
   Industry segments:
    Paper                                       $   51.4             $   46.1
    Packaging and Paperboard                        42.2                 24.6
    Consumer & Office Products                     (11.9)                 1.4
Corporate and other (1)                            (48.6)               (41.4)
                                                ---------            ---------
    Total                                       $   33.1             $   30.7
                                                =========            =========

(1) Corporate and other includes the following:

  Other revenues                                $    2.0             $    4.0
  Interest expense                                 (29.7)               (26.7)
  Other expenses                                   (20.9)               (18.7)
                                                ---------            ---------
    Total                                       $  (48.6)            $  (41.4)
                                                =========            =========




Identifiable assets have not changed significantly at April 2, 2000, compared to December 31, 1999.

H - RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation. In the first quarter, the company changed the presentation of its income statement to include Cost of Sales and Selling and Administration Expenses under the heading of Costs and Expenses, eliminating the Gross Margin line. This change conforms the company's presentation to more closely compare to that of other companies in its industry.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
First quarter net sales were $915.6 million, a 6% increase over $863.2 million in the first quarter of 1999. The increase in sales revenue was primarily from higher selling prices for corrugating medium and coated paper and from the addition of sales of AT-A-GLANCE which was acquired in the fourth quarter of 1999 as part of the Consumer and Office Products segment. Without AT-A-GLANCE, sales would have increased 3%.

Costs and expenses
------------------
Costs of sales of $735.7 million increased 3% from $715.9 million in 1999 primarily as a result of the AT-A-GLANCE acquisition. Selling and administrative expenses of $118.6 million increased 26% from $93.9 million in 1999. Without the impact of AT-A-GLANCE, the increase would have been 4%. The increase includes spending related to the implementation of the company's enterprise resource planning system.

Interest and debt expense
-------------------------
First quarter interest and debt expense of $29.7 million increased 11% from $26.7 million in the first quarter of 1999. The increase reflected a higher level of borrowing for three acquisitions in the second half of 1999 that included: AT-A-GLANCE; the Devon Valley, England, specialty paper mill; and Comercializadora ZAE, school products distribution business in Mexico.

Income taxes
------------
The effective income tax rate was 36.2%, essentially unchanged from the 1999 rate.

Equity in net earnings of investees
-----------------------------------
Mead's share of earnings from investees was $4 million compared to $3.3 million in the first quarter of 1999. Earnings in the first quarter of 2000 were primarily from the oriented strand board facility (OSB) in Bemidji, Minnesota, known as Northwood Panelboard. Earnings in the first quarter of 1999 included the results of the pulp and lumber operations of Northwood Inc. that Mead sold in the fourth quarter of 1999.

Net earnings
------------
Net earnings for the first quarter of 2000 of $25.1 million increased 10% from the level of net earnings in the first quarter of 1999. The increase was a result of higher selling prices for corrugating medium, slightly higher prices for coated paper offset somewhat by the seasonal loss in the Consumer & Office Products segment. The acquisition of AT-A-GLANCE, which occurred in the fourth quarter of 1999, changed the historical pattern of seasonality of the company's Consumer & Office Products segment which was set by the timing of the back-to-school selling season of late spring and summer. Consumers generally purchase AT-A-GLANCE products such as calendars, planners and time-management products in the second half of the year, and the business incurs an operating loss in the first quarter.

Financial Data by Business
--------------------------

Paper segment

                                                          First Quarter
                                             -----------------------------------
                                                 2000         1999     % Change
                                             -----------------------------------
(All dollar amounts in millions)

Net sales (to unaffiliated customers)          $454.9        $453.9       --

Segment earnings before taxes                    51.4          46.1       11%

Sales in the paper segment were essentially unchanged from last year's first quarter. Earnings for the segment were 11% above prior year. The increase reflected higher selling prices for coated paper. Shipments of coated and carbonless paper were essentially unchanged from the first quarter levels of 1999, while sales of uncoated paper were lower as a result of the closure of four uncoated paper machines at the Maine mill at the end of 1999. During the quarter, the company made the decision to permanently shutdown an older paper machine that produces base stock for carbonless paper at the Ohio mill. The machine, which will be shut down in the second quarter, has the capacity to produce approximately 115 tons per day. The decision was part of a plan to consolidate production of carbonless paper on the mill's largest, most efficient machine. In addition, the company has idled indefinitely another small uncoated paper machine (70 tons per day) at the Ohio mill. Segment earnings were reduced by approximately $3 million pretax as a result of a higher level of depreciation related to the machine shutdown and an operating loss at the Devon Valley industrial specialty paper mill which was acquired in the second half of 1999. During the quarter, the company completed the conversion of a former uncoated paper machine to a pulp dryer at the Maine mill enabling the sale of its excess pulp.

Packaging and Paperboard segment

                                                         First Quarter
                                           -------------------------------------
                                              2000            1999      % Change
                                           -------------------------------------
(All dollar amounts in millions)

Net sales (to unaffiliated customers)        $369.2          $347.7        6%

Segment earnings before taxes                  42.2            24.6       72%

Sales in the packaging and paperboard segment increased 6% from the first quarter of 1999. Earnings increased 72% over the prior year as a result of higher selling prices for corrugating medium and containers. Pricing for corrugating medium increased over 50% from the first quarter of 1999. The effect on earnings of improved pricing was partially offset by higher costs of recycled fiber used in the production of corrugating medium and coated paperboard. The Stevenson, Alabama, corrugating medium mill operated well during the quarter. Production and shipment volume increased over the levels of the first quarter of 1999. Results for Mead's Coated Board System, which includes the Packaging and Coated Board divisions, were weaker in the first quarter of 2000 compared to the prior year. Weaker results were based on the impact of higher raw material costs for the Coated Board division's solid wood products business, lower sales volume in North America and foreign currency exchange rates on European operations.

Consumer & Office Products  segment
                                                         First Quarter
                                              ---------------------------------
                                               2000          1999     % Change
                                              ---------------------------------
(All dollar amounts in millions)

Net sales (to unaffiliated customers)           $91.5        $61.6        49%

Segment earnings (loss) before taxes            (11.9)         1.4        NM

Sales in the Consumer & Office Products segment increased by 49% in the first quarter of 2000 compared to the prior year primarily from the addition of AT-A-GLANCE, which was acquired in the fourth quarter of 1999. The segment reported a loss of $11.9 million compared to earnings of $1.4 million in the first quarter of 1999. The results reflected a loss of approximately $15 million pretax by AT-A-GLANCE due to the significant seasonality of the business. The rest of the segment, which represents primarily school supplies, had improved results compared to the prior year. The integration of the company's former School and Office Products division with AT-A-GLANCE continued to proceed during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital on April 2, 2000 was $283 million compared to $230 million on December 31, 1999. The current ratio was 1.3 at the end of the first quarter of 2000 compared to 1.2 at December 31, 1999. Inventories are generally higher in the first quarter of the year as part of the seasonal build for the Consumer and Office Products segment. Inventories of $618 million were up $100 million over the first quarter of 1999. More than half of this increase was from the acquisition of AT-A-GLANCE and the Devon Valley specialty paper mill. The remainder of the increase reflected higher inventories of coated paper and coated paperboard.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowner's equity) was 35.4% essentially unchanged from December 31,1999. Total debt to total capital at the end of the first quarter 2000 was 40.2% compared to 39% on December 31, 1999, reflecting the seasonality and acquisition financing of Mead's Consumer and Office Products business.

Capital expenditures totaled $32.2 million for the first quarter of 2000 compared to $45.6 million for the first quarter of 1999.

At the end of the first quarter, Mead paid a fixed rate or capped rate on 63% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating rate, on an annual basis, would result in a $.03 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $37 million less than the book value at the end of the first quarter of 1999.


OUTLOOK
-------
During the quarter, Mead continued the multi-year implementation of an enterprise resource planning ("ERP") software system across the company. Mead expects to spend approximately $125 million to implement its ERP system between 1998 and 2002. In 2000 and 2001, Mead's Coated Board and Paper divisions are scheduled to implement the ERP system with additional company divisions to follow in 2001 and 2002.

While the impact of foreign currency fluctuations in European currencies is not significant to the company's overall results, it can affect the results of individual segments, primarily packaging and paperboard, as it did in the first quarter of 2000.

Inflation in general is not expected to have a significant impact on the company's results in 2000. However, costs for certain raw materials have increased in 2000 and will affect the results of specific businesses. These include costs for recycled fiber (primarily OCC) used in the production of containerboard and coated paperboard, purchased pulp used in the company's specialty paper businesses, and oil which impacts costs for transportation, fuel oil and some petroleum-derived raw materials.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK
         -----------

                  No material changes occurred to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

                  Reference is made to the first paragraph under "Item 3. Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 regarding Beazer East Inc. v. The Mead Corporation, C.A. No.
                            ----------------------------------------
91-0408, filed in the United States District Court for the Western District of Pennsylvania. In March, 2000, the District Court ruled on objections to the report and recommendation of the magistrate judge, entering an allocation order establishing Mead's share of recoverable costs at 67.5%. The District Court has not yet determined the nature and scope of costs subject to recovery in the proceeding. The allocation order is not subject to appeal at this time. A trial regarding remaining issues will occur, if necessary, on an unspecified date after January 21, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits

                  (10)     Material Contracts:

                           (1) Corporate Annual Incentive Plan for 2000 in which executive officers participate.

                           (2) Corporate Long Term Incentive Plan effective 2000 in which executive officers participate.

                           (3) Restated Corporate Executive Capital Accumulation Plan effective January 1, 2000 in which executive officers participate.

                           (4) Restated Directors Capital Accumulation Plan effective January 1, 2000 in which directors participate.

                  (27)  Financial Data Schedule Quarter 1, 2000

         (b) No current reports on Form 8-K were filed with the Commission in the first quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 10, 2000


THE MEAD CORPORATION
--------------------
   (Registrant)



By: /s/ PETER H. VOGEL, JR.
    -------------------------------------
    Peter H. Vogel, Jr.
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)