Form 10-K/A
period 1999-12-31
MEAD CORP
filed 2000-05-11
CIK 64394

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to__________ Commission File No. 1-2267

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to include the following information and financial statements required by Form 11-K with respect to The Mead 401(k) Plan (the "Plan") for the year ended December 31, 1999.


THE MEAD 401(k) PLAN

TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                        Page
INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE
YEAR ENDED DECEMBER 31, 1999:

  Statements of Net Assets Available for Benefits                         4

  Statement of Changes in Net Assets Available for Benefits               5

NOTES TO FINANCIAL STATEMENTS                                           6 - 9

SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1999 AND FOR THE YEAR
THEN ENDED:

  Schedule of Assets Held for Investment Purposes at End of Year       10 - 13

  Schedule of Reportable Transactions                                   14

SIGNATURES                                                              15

EXHIBIT-

  Independent Auditors' Consent                                         16

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead 401(k) Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead 401(k) Plan (the "Plan") as of December 31, 1999 and 1998, and the related statement of changes in net assets available for benefits for the year ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in net assets available for benefits for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes at end of year and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Dayton, Ohio
May 8, 2000

THE MEAD 401(k) PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------
(All dollar amounts in thousands)

ASSETS                                                      1999               1998
                                                         ---------           ---------
Investments:
  Mead Common Stock Fund                                 $ 184,690           $ 137,040
  Fidelity Investment Funds:
    Asset Manager Fund                                      38,944              37,811
    Asset Manager Growth Fund                               64,661              63,428
    Asset Manager Income Fund                                8,237               9,294
    Equity Income Fund                                      56,791              63,320
    Intermediate Bond Fund                                   6,213               6,562
    Magellan Fund                                          154,393             129,002
    Overseas Fund                                           19,444              15,663
    Retirement Money Market Fund                            29,904              18,955
    Short Term Bond Fund                                    12,885              13,892
    US Equity Index Pool Fund                               27,753              22,995
  Other mutual funds (each less than 5% of
    total net assets available for benefits)                72,452              22,509
  Loans to participants                                     12,754              11,641
                                                         ---------           ---------
Net Assets Available for Benefits                        $ 689,121           $ 552,112
                                                         =========           =========

THE MEAD 401(k) PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------
(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                               $ 39,047
    Rollovers                                                  3,233
    Employer                                                  11,060
  Investment income:
    Interest and dividends                                    35,639
    Net appreciation in fair value of investments            109,452
                                                            --------
Total increases                                              198,431
                                                            --------

DECREASES IN PLAN ASSETS:
  Benefits paid to participants                              (61,313)
  Administrative expenses                                       (109)
                                                            --------

 Total decreases                                             (61,422)
                                                            --------

NET INCREASE IN PLAN ASSETS                                  137,009

NET ASSETS - DECEMBER 31, 1998                               552,112
                                                            --------

NET ASSETS - DECEMBER 31, 1999                              $689,121
                                                            ========

See notes to financial statements.

THE MEAD 401(k) PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 AND
YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------

A.     PLAN DESCRIPTION

The following description of The Mead 401(k) Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General - The Plan is a defined contribution plan covering employees of The Mead Corporation ("Mead"). It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Contributions - Participants may generally authorize a redirection of payroll wages up to a certain percentage of compensation as a contribution to the Plan each year. Mead may make matching contributions each year, in accordance with the provisions set forth in the Plan document. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable. All employer contributions are made to the Mead Common Stock Fund. The following represents the maximum allowable employee contribution percentage and the maximum Mead match percentage of participants eligible gross pay, by employee group:

                                     Maximum
   Employee Group                  Contribution          Mead's Match
-------------------------------------------------------------------------------

Salaried Employees                     20%       100% on first 3% of gross pay,
                                                     50% on next 2% of gross pay
Hourly Employees (excluding Rumford)   20%       None
Hourly Employees (Rumford only)        20%       50% on first 6% of gross pay


Investment options - Participants can direct their contributions among the following funds of the Plan:

     Asset Manager Fund                          Mead Common Stock Fund
     Asset Manager Growth Fund                   Overseas Fund
     Asset Manager Income Fund                   Retirement Money Market Fund
     Equity Income Fund                          Short Term Bond Fund
     Intermediate Bond Fund                      U.S. Equity Index Pool Fund
     Magellan Fund

Additionally, for an annual fee, participants can direct their contributions to the Mutual Fund Window, which provides access to a wider variety of funds. These funds include additional Fidelity funds along with over 70 funds from a number of mutual fund families. Prospectuses relating to all funds are available to the Plan participants from Fidelity Management Trust Company.

Administrative Expenses - Expenses for administering the Plan, other than loan set-up and maintenance fees and the fee for the Mutual Fund Window, are paid directly by Mead.

Plan Termination - Mead reserves the right to terminate the Plan at any time, subject to Plan provisions and the provisions of ERISA. Upon such termination of the Plan, the assets in the Plan, net of expenses properly charged thereto, shall be distributed to participants or their beneficiaries based upon their interests in the Plan at the termination date.

Participant Loans - Participants may borrow from their fund accounts a minimum of $500 up to a maximum of $50,000 less the highest outstanding loan balance during the previous 12 months, or 50% of their account balance, whichever is less. The loans are secured by the balance in the participant's account. The interest rate is fixed and is determined at the time of the loan and is based on market rates for secured loans.

Payment of Benefits - Upon termination of service due to death, the named beneficiary may receive the value of the vested interest in the participant's account as a lump-sum distribution. For termination of service for other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution. If the account balance is greater than $5,000, the participant may elect to have all or a portion of the account balance distributed.


B.     SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements - In September 1999, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position ("SOP") 99-3, Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters, which simplifies disclosures for certain investments. The Plan has applied the provisions of SOP 99-3 in these financial statements.

Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Investment Valuation - The Plan's investments are stated at fair value as measured by readily available market prices. Participant loans are valued at cost, which approximates fair value.

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

D.     RELATED-PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Fidelity Investments. Fidelity Management Trust Company is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

E.     NONPARTICIPANT-DIRECTED INVESTMENTS

As the employer's contribution to the plan is automatically invested in the employer's stock fund, the Mead Stock Fund is thus considered a non-participant directed investment. As such, SOP 99-3 only requires the disclosure of changes in net assets information for this fund.

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investment in the Mead Stock Fund is as follows:

(All dollar amounts in thousands)

INCREASES IN FUND ASSETS:
  Contributions:
    Employees                                                     $   2,333
    Rollovers                                                            53
    Employer                                                         11,060
  Investment income:
    Net appreciation in fair value                                   65,226
                                                                  ---------
Total increases                                                      78,672
                                                                  ---------

DECREASES IN FUND ASSETS:
  Benefits paid to participants                                     (19,470)
  Administrative expenses                                                (7)
  Transfers to participant-directed investments - net               (11,545)
                                                                  ---------

 Total decreases                                                    (31,022)
                                                                  ---------
NET INCREASE IN FUND ASSETS                                          47,650

NET ASSETS - DECEMBER 31, 1998                                      137,040
                                                                  ---------
NET ASSETS - DECEMBER 31, 1999                                    $ 184,690
                                                                  =========

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 1999
------------------------------------------------------------------------------
(All dollar amounts in thousands)

                                                                  (e) Current
  (a)    (c) Description of Investments            (d) Cost           Value
         Mead Common Stock Fund                    $ 96,343          $ 184,690

         Fidelity Investment Funds:
   *      Asset Manager Fund                         35,808             38,944
   *      Asset Manager: Growth Fund                 57,205             64,661
   *      Asset Manager: Income Fund                  7,978              8,237
   *      Equity Income Fund                         49,690             56,791
   *      Intermediate Bond Fund                      6,430              6,213
   *      Magellan Fund                             109,540            154,393
   *      Overseas Fund                              13,903             19,444
   *      Retirement Money Market Fund               29,904             29,904
   *      Short Term Bond Fund                       13,363             12,885
   *      U.S. Equity Index Pool Fund                18,452             27,753

         Other mutual funds:
           Fidelity funds:
   *         Aggressive Growth                        2,906              3,652
   *         Aggressive International                    65                 79
   *         Balanced                                   112                104
   *         Blue Chip Growth                         1,016              1,204
   *         Canada                                       7                  9
   *         Capital Appreciation                       124                166
   *         Cap & Inc                                  551                546
   *         Contrafund                               1,266              1,349
   *         Disciplined Equity                          22                 23
   *         Diversified International                   92                121
   *         Dividend Growth                          3,296              3,362
   *         Emerging Markets                            52                 62
   *         Equity Income II                           376                354
   *         Europe                                     321                357
   *         Europe Capital Appreciation                107                127
   *         Export & Multinational                     120                145
   *         Fidelity Fund                              714                850
   *         Fifty                                      229                260
   *         Freedom 2000                                 4                  4
   *         Freedom 2010                                27                 30
   *         Freedom 2020                                51                 62
   *         Freedom 2030                                34                 40
   *         Freedom Income                               1                  1
   *         Germany                                     55                 61
   *         Ginnie Mae                                  53                 52
   *         Global Balanced                             59                 61
   *         Government Securities                      165                156
   *         Growth & Income                          1,862              1,992
   *         Growth Company                             852              1,205
   *         Hong Kong & China                          159                190
   *         Inst Sh-Int Government                      11                 11
   *         International Bond                           4                  4
   *         International Gr & Inc.                     51                 55
   *         Investment Grade Bond                       45                 43

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 1999
------------------------------------------------------------------------------
(All dollar amounts in thousands)



                                                               (e) Current
    (a)    (c) Description of Investments         (d) Cost        Value

    *          Japan                                      168            226
    *          Japan Small Co                           1,021          1,322
    *          Large Cap Stock                             80             96
    *          Latin America                               78            126
    *          Low-Priced Stock                           556            515
    *          Mid-Cap Stock                              140            168
    *          New Market Income                           55             58
    *          Nordic                                      69            112
    *          OTC Portfolio                              816          1,218
    *          Pac Basin                                  100            132
    *          Puritan                                    378            358
    *          Real Estate Investment                     114             91
    *          Retirement Government Money Market       1,852          1,852
    *          Retirement Growth                           72             86
    *          Small-Cap Stock                             51             60
    *          Southeast Asia                              40             58
    *          Stock Selector                               9              9
    *          TechnoQuant                                 21             23
    *          Trend                                        1              1
    *          U.S. Bond Index                            622            590
    *          United King                                  1              1
    *          Utilities                                  564            630
    *          Value                                      147            130
    *          Worldwide                                   78             89
             Other Funds:
               Alger Capital Appreciation                 779            968
               Alger Small Cap RTM                        196            243
               Alger Mid Cap Growth                        81             99
               AMR Balanced                                 3              3
               AMR Large Cap Value                          5              4
               AMR International Equity                     1              1
               AMR Short Term Bond                        153            152
               Ariel                                       30             24
               Ariel Appreciation                          37             31
               Ariel Premier Bond                           1              1
               Baron Asset                                 89            102
               Baron Growth                                12             14
               Calvert Newvis Small CP                      0              1
               Domini Social Equity Index                 118            135
               Founders Balanced                           77             68
               Founders Discovery                          34             36
               Founders G & I                              14             14
               Founders Growth                            281            340
               Founders MC Growth                           1              1
               Founders Passport                           11             12
               Founders Worldwide                          17             18
               Franklin Sm Cap Grth                        32             47
               INVESCO Dynamics                           341            488
               INVESCO Growth                             101            108
               INVESCO High Yield                         202            196
               INVESCO Equity Income                       69             68
               INVESCO Select Income                       14             13
               INVESCO Small Company Growth               238            339
               INVESCO Total Return                       175            168
               INVESCO Value Equity                         9              8

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 1999
------------------------------------------------------------------------------
(All dollar amounts in thousands)


                                                                 (e) Current
(a)   (c) Description of Investments              (d) Cost          Value

          Janus Balanced                                  823             960
          Janus Enterprise                              2,162           2,800
          Janus Flex Income                               192             189
          Janus Fund                                    2,329           2,687
          Janus Mercury                                 7,573           9,426
          Janus Twenty                                 12,849          18,036
          Janus Worldwide                               3,911           5,738
          MAS Balanced Adviser                             65              61
          MAS Fixed Income Adv                             48              47
          MAS High Yield Adv                               45              43
          MAS Mid Cap Growth                              541             686
          MAS Value Adv                                    59              45
          Montgomery Intl Sm Cap                            1               1
          Morgan Stanley Active International B             4               5
          Morgan Stanley Emerging Markets B                12              23
          Morgan Stanley Sm Co Growth B                   231             302
          Morgan Stanley Global Equity B                   20              18
          MSDW Equity Growth B                             22              24
          NB Focus Trust                                   14              19
          NB Genesis Trust                                304             309
          NB Guardian Trust                                48              41
          NB Manhattan Trust                                2               3
          NB Partners Trust                               204             197
          PBHG Emerging Growth                              4               6
          PBHG Growth                                     111             172
          PIMCO Capital Appreciation                      193             198
          PIMCO Global Bond                                 3               3
          PIMCO High Yield                                251             240
          PIMCO Long-Term US Govt                           4               4
          PIMCO Low Duration                               64              63
          PIMCO Mid-Cap Growth                            170             197
          PIMCO Total Return                              217             205
          Strong Advantage                                  5               5
          Strong Common Stock                               1               1
          Strong Government Securities                     11              11
          Strong Growth                                   179             240
          Strong Opportunity                              194             206
          Strong Schafer Value                             11              10
          Strong Short-Term Bond                            3               3
          Strong Total Return                              47              51
          Templeton Developing Markets I                   99             132
          Templeton Foreign A                              90             106
          Templeton Foreign Small Co.                       1               1
          Templeton Global Bond                            37              34
          Templeton Growth A                              128             146
          Templeton World A                                61              68
          (OF11) UAM/FMA Small Company                      8               9
          (OFDO) UAM/FMA Small Company                      1               1

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT THE END OF YEAR
DECEMBER 31, 1999
--------------------------------------------------------------------------------
(All dollar amounts in thousands)

                                                                (e) Current
(a)      (c) Description of Investments          (d) Cost          Value
------------------------------------------------------------------------------

             UAM/RHJ Small Cap                              0                1
             USAA Cornerstone Strategy                      1                1
             USAA Emerging Markets                          4                4
             USAA GNMA Trust                                3                3
             USAA Income                                    3                3
             USAA Income Stock                             26               25
             USAA International                            75               77
             Warburg Capital Appreciation                  56               70
             Warburg Emerging Growth                       51               64
             Warburg Global Fixed Income                   22               22
             Warburg Value Common                          20               17
             Warburg International Equity                   2                2
             Warburg Small Co. Value                        1                1
                                                     --------         --------
           Total other mutual funds                    58,579           72,452
                                                     --------         --------
         Loans to participants - 2,137
         with interest rates from 6.25%
         to 10.75%                                     12,754           12,754
                                                     ========         ========

                                                     $509,949         $689,121
                                                     ========         ========

*  Party-in-Interest

Column (b) is omitted as the identity of the issue, borrower, lessor, or similar party is disclosed within the body of the schedule.

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------





                                                                (h)
                   (b)                                   Current Value
     (a)        Description    (c)       (d)      (g)     of Asset on     (i)
 Identity of        of       Purchase  Selling  Cost of   Transaction  Net Gain/
Party Involved     Asset      Price     Price    Asset        Date       (Loss)
--------------------------------------------------------------------------------
Type (iii) Series transactions in excess of five percent of assets

The Mead        Mead Common
Corporation     Stock Fund    $ 73,971   $ 91,546  $ 78,739  $ 165,517  $ 12,807


There were no type (i), (ii), or (iv) reportable transactions during the year ended December 31, 1999.

Columns (e) and (f) have been omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                              THE MEAD CORPORATION
                                              (Registrant)


Date:     May 10, 2000            By:     /s/ Peter H. Vogel
                                          -------------------------------------
                                          Peter H. Vogel, Jr.
                                          Vice President, Finance and Treasurer
                                          (Principal Accounting Officer)


                                          THE MEAD 401(k) PLAN

                                          /s/ James D. Bell
Date:     May 10, 2000            By:     -------------------------------------
                                          James D. Bell
                                          Director of Benefits