Form 10-Q
period 2000-07-02
MEAD CORP
filed 2000-08-10
CIK 64394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000


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
                                        -    -

The number of Common Shares outstanding at July 2, 2000 was 102,570,300.

================================================================================

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              --------------------------------------------------
                      QUARTERLY PERIOD ENDED JULY 2, 2000
                      -----------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------
(All dollar amounts in millions)

                                                July 2,             Dec. 31,
                                                 2000                1999
                                              ---------            ---------
                                             (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                  $    15.6            $    56.4
   Accounts receivable                            636.4                547.7
   Inventories                                    621.7                489.9
   Other current assets                           108.7                136.3
                                              ---------            ---------
         Total current assets                   1,382.4              1,230.3

Investments and other assets                    1,114.0              1,074.0

Property, plant and equipment                   5,948.2              5,904.4
Less accumulated depreciation and
   amortization                                (2,656.9)            (2,547.0)
                                              ---------            ---------
                                                3,291.3              3,357.4
                                              ---------            ---------
         Total assets                         $ 5,787.7            $ 5,661.7
                                              =========            =========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Notes payable                              $   323.4            $   186.2
   Accounts payable                               243.2                266.1
   Accrued liabilities                            481.2                513.2
   Current maturities of long-term debt            13.6                 35.1
                                              ---------            ---------
         Total current liabilities              1,061.4              1,000.6

Long-term debt                                  1,334.4              1,333.7

Deferred items                                    918.5                896.6

Shareowners' equity:
   Common shares                                  153.0                153.0
   Additional paid-in capital                     128.1                121.6
   Retained earnings                            2,225.4              2,178.0
   Other comprehensive loss                       (33.1)               (21.8)
                                              ---------            ---------
                                                2,473.4              2,430.8
                                              ---------            ---------
         Total liabilities and
         shareowners' equity                  $ 5,787.7            $ 5,661.7
                                              =========            =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS (unaudited)
----------------------
(All dollar amounts in millions, except per share amounts)

                                                        Second Quarter Ended                       First Half Ended
                                                  ---------------------------------        ----------------------------------
                                                      July 2,            July 4,               July 2,             July 4,
                                                       2000               1999                   2000               1999
                                                  --------------     --------------        ---------------     --------------
Net sales                                          $     1,095.9      $     1,004.8         $      2,011.5      $     1,868.0
Costs and expenses:
  Cost of sales                                            850.4              835.5                1,586.1            1,551.5
  Selling and administrative expenses                      125.6               90.7                  244.2              184.5
                                                  --------------     --------------        ---------------     --------------
                                                           976.0              926.2                1,830.3            1,736.0
                                                  --------------     --------------        ---------------     --------------
  Earnings from operations                                 119.9               78.6                  181.2              132.0
Other revenues - net                                         4.7                4.8                    6.2                8.8
Interest and debt expense                                  (31.3)             (25.1)                 (61.0)             (51.8)
                                                  --------------     --------------        ---------------     --------------
  Earnings before income taxes                              93.3               58.3                  126.4               89.0
Income taxes                                                32.7               21.0                   44.7               32.1
                                                  --------------     --------------        ---------------     --------------
  Earnings before equity in net
  earnings of investees                                     60.6               37.3                   81.7               56.9
Equity in net earnings of investees                          3.6                7.5                    7.6               10.8
                                                  --------------     --------------        ---------------     --------------
  Net earnings                                     $        64.2      $        44.8         $         89.3      $        67.7
                                                  ==============     ==============        ===============     ==============

Net earnings per common share - basic              $         .62      $         .44         $          .87      $         .66
                                                  ==============     ==============        ===============     ==============

Net earnings per common share - diluted            $         .62      $         .43         $          .86      $         .65
                                                  ==============     ==============        ===============     ==============

Cash dividends per common share                    $         .17      $         .16         $          .34      $         .32
                                                  ==============     ==============        ===============     ==============

Average common shares
  outstanding (millions) - basic                           102.7              102.2                  102.7              101.9
                                                  ==============     ==============        ===============     ==============

Average common shares
  outstanding (millions) - diluted                         103.9              105.1                  104.2              104.8
                                                  ==============     ==============        ===============     ==============

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS (unaudited)
------------------------
(All dollar amounts in millions)

                                                                                First Half Ended
                                                                       ----------------------------------
                                                                          July 2,              July 4,
                                                                           2000                 1999
                                                                       -------------        -------------
Cash flows from operating activities:
  Net earnings                                                          $      89.3          $      67.7
  Adjustments to reconcile net earnings to
   net cash (used in) operating activities:
    Depreciation and depletion of property, plant
     and equipment                                                            137.1                135.6
    Depreciation and amortization of other assets                              30.2                 20.3
    Deferred income taxes                                                      22.5                 (3.9)
    Investees - earnings and dividends                                         (1.5)                (2.8)
    Other                                                                      (6.2)                14.0
    Change in current assets and liabilities:
      Accounts receivable                                                     (88.7)              (159.8)
      Inventories                                                            (131.8)                (9.4)
      Other current assets                                                     (4.9)                11.7
      Accounts payable and accrued liabilities                                (54.9)                (6.0)
                                                                       -------------        -------------
      Net cash provided by (used in) operating activities                      (8.9)                67.4

Cash flows from investing activities:
  Capital expenditures                                                        (84.1)               (90.5)
  Additions to equipment rented to others                                     (14.1)               (13.6)
  Proceeds from sale of assets                                                                      21.4
  Other                                                                       (13.7)               (24.3)
                                                                       -------------        -------------
      Net cash (used in) investing activities                                (111.9)              (107.0)

Cash flows from financing activities:
  Additional borrowings                                                                             15.0
  Payments on borrowings                                                      (21.7)               (18.1)
  Notes payable                                                               137.2
  Cash dividends paid                                                         (34.9)               (32.7)
  Common shares issued                                                          7.1                 45.1
  Common shares purchased                                                      (7.7)               (35.7)
                                                                       -------------        -------------
      Net cash provided by (used in) financing activities                      80.0                (26.4)
                                                                       -------------        -------------

(Decrease) in cash and cash equivalents                                       (40.8)               (66.0)
Cash and cash equivalents at beginning of year                                 56.4                102.0
                                                                       -------------        -------------
Cash and cash equivalents at end of quarter                             $      15.6          $      36.0
                                                                       =============        =============

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1999, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the second quarter ended July 2, 2000, are not necessarily indicative of the results for the full year.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", ("SAB 101") which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101, as amended, is effective for the fourth quarter of 2000. Management is reviewing the impact of SAB 101 on its financial statements, and does not believe that its adoption will have a material impact on the consolidated financial position, results of operations and cash flows.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                       July 2,          Dec. 31,
                                        2000             1999
                                      ---------        ---------

Finished and semi-finished products      $430.5           $297.1
Raw materials                             112.4            113.7
Stores and supplies                        78.8             79.1
                                      ---------        ---------
                                         $621.7           $489.9
                                      =========        =========

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

E - SHAREOWNERS' EQUITY

The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 250,000 shares were repurchased during the second quarter of 2000.

Comprehensive earnings for the half years ended July 2, 2000 and July 4, 1999, were $78.0 million and $67.0 million. Comprehensive earnings for the quarters ended July 2, 2000 and July 4, 1999, were $59.2 million and $41.9 million. The difference between net earnings and comprehensive earnings for the first half ended July 2, 2000 relates to the change in foreign currency translation adjustment, unrealized loss on available-for-sale securities and additional minimum pension liability.

F - ADDITIONAL INFORMATION ON CASH FLOWS

                                            First Half Ended
                                        --------------------------
                                         July 2,           July 4,
                                          2000              1999
                                        --------------------------

Cash paid for:
  Interest                               $  57.5           $  51.1
                                        ========          ========
  Income taxes                           $  43.4           $  31.2
                                        ========          ========

G - SEGMENT INFORMATION

                                                   Second Quarter Ended                        First Half Ended
                                              --------------------------------         ----------------------------------
                                                  July 2,           July 4,                July 2,             July 4,
                                                   2000               1999                   2000               1999
                                              --------------     -------------         ---------------     --------------
Net sales:
  Industry segments:
    Paper                                       $     429.0       $     433.8            $      883.9        $     887.7
    Packaging and Paperboard                          413.2             403.7                   782.4              751.4
    Consumer & Office Products                        253.7             167.3                   345.2              228.9
                                              --------------     -------------         ---------------     --------------
    Total                                       $   1,095.9       $   1,004.8            $    2,011.5        $   1,868.0
                                              ==============     =============         ===============     ==============

Earnings (loss) from operations
 before income taxes:
   Industry segments:
    Paper                                       $      51.0       $      15.2            $      102.4        $      61.3
    Packaging and Paperboard                           53.6              59.3                    95.8               83.9
    Consumer & Office Products                         34.3              22.4                    22.4               23.8
Corporate and other (1)                               (45.6)            (38.6)                  (94.2)             (80.0)
                                              --------------     -------------         ---------------     --------------
    Total                                       $      93.3       $      58.3            $      126.4        $      89.0
                                              ==============     =============         ===============     ==============

(1) Corporate and other includes
the following:

  Other revenues                                $       2.4       $       5.3            $        4.4        $       9.3
  Interest expense                                    (31.3)            (25.1)                  (61.0)             (51.8)
  Other expenses                                      (16.7)            (18.8)                  (37.6)             (37.5)
                                              --------------     -------------         ---------------     --------------
    Total                                       $     (45.6)      $     (38.6)           $      (94.2)       $     (80.0)
                                              ==============     =============         ===============     ==============

Identifiable assets have not changed significantly at July 2, 2000, compared to December 31, 1999.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales
---------
Second quarter 2000 net sales of $1.096 billion increased 9% from $1.005 billion in the second quarter of 1999. For the first half of 2000, net sales of $2.012 billion increased 8% compared to net sales of $1.868 billion in the first half of 1999. The increase in sales was a result of additional sales in the Consumer & Office Products segment due to the acquisition of AT-A-GLANCE in the fourth quarter of 1999 and higher selling prices for coated paper and containerboard.

Costs and expenses
------------------
Costs of sales in the second quarter of $850.4 million increased 2% from $835.5 million in the second quarter of 1999. For the first half of 2000, costs of sales of $1.586 billion increased 2% from the first half of 1999. Selling and administrative expenses of $125.6 million increased 38% from $90.7 million in 1999 reflecting the acquisition in the Consumer & Office Products segment in November 1999. For the first half of 2000, selling and administrative expenses of $244.2 million increased 32% from $184.5 million in 1999. Without the impact of the acquisition, the increase would have been 13% in the second quarter and 9% in the first half, driven primarily by increased spending associated with Mead's implementation of its Enterprise Resource Planning (ERP) system.

Interest and debt expense
-------------------------
Interest and debt expense in the second quarter of $31.3 million increased $6.2 million from the second quarter of 1999. Similarly, interest and debt expense in the first half of $61.0 million increased $9.2 million from the first half of 1999. The increase is due to higher debt levels associated with the financing of several acquisitions including AT-A-GLANCE and two smaller ones, seasonal working capital in the Consumer & Office Products segment as well as from higher interest rates.

Income taxes
------------
The effective tax rate was 35.0% for the second quarter and 35.4% for the first half compared to 36.0% for the second quarter of 1999 and 36.1% for the first half of 1999.

Equity in net earnings from investees
-------------------------------------
Mead's share of earnings from investees was $3.6 million in the second quarter compared to $7.5 million in the second quarter of 1999. In the first half, Mead's share of earnings from investees was $7.6 million compared to $10.8 million in the first half of 1999. Investee earnings in 2000 is primarily from the jointly-owned OSB (oriented strand board) facility. In 1999, investee earnings also included Mead's share of the pulp operations of Northwood Inc., which was sold in November 1999.

Net earnings
------------
Net earnings for the second quarter of 2000 of $64.2 million increased 43% from $44.8 million in the second quarter of 1999. Excluding a special charge in the second quarter of 1999, the increase in earnings would have been 18%. For the first half of 2000, net earnings of $89.3 million increased 32% from $67.7 million in the first half of 1999. The increase in earnings was a result of growth through acquisition in the Consumer & Office Products segment and higher selling prices for coated paper and corrugating medium.

Financial Data by Business
-----------------------------------------
Paper segment

                                                        Second Quarter                     First Half
                                                  ---------------------------     ---------------------------
                                                  2000      1999     % Change     2000      1999     % Change
                                                  ----      ----     --------     ----      ----     --------
(All dollar amounts in millions)
Net sales (to unaffiliated
   customers)                                    $429.0    $433.8       (1)%     $883.9    $887.7        --

Segment earnings before
   taxes                                           51.0      15.2       236%      102.4      61.3        67%

Net sales in the first half and the second quarter of 2000 were slightly lower than for the first half and second quarter of 1999. Earnings for the first half and second quarter of 2000 increased over the same periods of 1999, primarily as a result of higher selling prices for coated paper. Segment earnings in the second quarter of 1999 included a charge of $15.6 million for asset write-offs and severance costs related to the shutdown of uncoated paper machines at the Maine mill.

Selling prices for coated paper in the second quarter of 2000 were up 5% over the second quarter of 1999. Coated paper sales volume declined 4% from the second quarter of 1999. Sales volume of carbonless paper declined about 7% from the second quarter of 1999. Inventories of coated paper and carbonless paper were higher at the end of the first half of 2000 compared to the first half of 1999. The increase in inventories was a result of lower sales volume, despite downtime taken during the second quarter of 2000.

Packaging & Paperboard segment

                                                        Second Quarter                     First Half
                                                  ---------------------------     ---------------------------
                                                  2000      1999     % Change     2000      1999     % Change
                                                  ----      ----     --------     ----      ----     --------
(All dollar amounts in millions)
Net sales (to unaffiliated
   customers)                                    $413.2    $403.7         2%     $782.4    $751.4         4%

Segment earnings before
   taxes                                           53.6      59.3      (10)%       95.8      83.9        14%

Net sales and earnings for the packaging and paperboard segment increased over the first half of 1999. For the second quarter, net sales increased 2% over the second quarter of 1999. Earnings in the second quarter declined 10% compared to the second quarter of 1999, as higher selling prices for corrugating medium and containers were offset by lower operating results from the company's Coated Board System, which includes the Packaging and Coated Board divisions. Prices in the second quarter of 2000 for corrugating medium increased 40% over the second quarter of 1999. The effect on earnings of improved pricing was partially offset by higher costs of recycled fiber (OCC) used in the production of corrugating medium and coated paperboard. Results from the company's worldwide beverage packaging business reflected a decline in volume in North America primarily in the brewery market, weaker pricing in Europe and a lack of growth in the soft drink market. The company does not expect to recover the volume short fall during the 2000 beverage selling season. The European portion of the packaging business continued to be negatively affected by unfavorable foreign currency exchange rates, primarily the weaker Euro.

Shipments of coated paperboard to open market customers increased in the first half of 2000 compared to the first half of 1999. Production of coated paperboard at the Mahrt mill was unchanged from the first half of 1999, although higher costs for energy and some materials pushed overall costs higher than prior year. Lower lumber prices negatively affected Mead Coated Board division's wood products business. Shipments of corrugating medium for the first half of 2000 were unchanged from the first half of 1999. However, shipments slowed during the second quarter of 2000, declining 8% from the first quarter of 2000. The Stevenson corrugating medium mill took approximately one week of scheduled maintenance downtime in the second quarter of 2000. The mill performed well during the quarter and the annual mill shutdown and startup went well.

Consumer & Office Products segment

                                                        Second Quarter                     First Half
                                                  ---------------------------     ---------------------------
                                                  2000      1999     % Change     2000      1999     % Change
                                                  ----      ----     --------     ----      ----     --------
(All dollar amounts in millions)
Net sales (to unaffiliated
   customers)                                    $253.7    $167.3        52%     $345.2    $228.9        51%

Segment earnings before
   taxes                                           34.3      22.4        53%       22.4      23.8       (6)%

Sales in the first half and the second quarter of 2000 increased significantly compared to the first half and second quarter of 1999. Most of the increase reflected sales of office and time-management products resulting from the acquisition of AT-A-GLANCE in the fourth quarter of 1999. The increases in the second quarter also included higher sales of the company's school products. Earnings for the first half of 2000 declined from the first half of 1999, reflecting the seasonal loss in the first quarter of 2000 from AT-A-GLANCE, which Mead did not own in the first half of 1999. Earnings for the second quarter of 2000 included improved results from the school products business, which included an enhanced product line for the back-to-school selling season and the contribution to earnings from AT-A-GLANCE. Shipments of office products were strong during the quarter and converting and distribution centers operated well. The integration of the company's former School and Office Products division with AT-A-GLANCE continued to proceed on schedule.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital on July 2, 2000 was $321 million compared to $230 million on December 31, 1999. The current ratio was 1.3 at the end of the second quarter and was 1.2 at December 31, 1999. Inventories and receivables increased in the first half in the Consumer & Office Products segment compared to the first half of 1999, primarily as a result of the acquisition of AT-A-GLANCE which was completed in the fourth quarter of 1999. Inventories are generally higher in the first half of the year as part of the seasonal build in the Consumer & Office Products segment for the back-to-school selling season. The increase in Notes Payable of $137.2 million from December 31, 1999 represents borrowings to finance the seasonal working capital build and higher levels of inventory in paper. In the first half of 1999, seasonal working capital was funded from available cash. In the Paper segment, inventories increased in the second quarter of 2000 as a result of lower shipment volumes of coated paper.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowner's equity) was 35.0% on July 2, 2000 and was 35.4% on December 31, 1999. Total debt to total capital at the end of the first half of 2000 was 40.3% compared to 39.0% on December 31, 1999, reflecting the seasonality and acquisition financing in Mead's Consumer & Office Products business.

Capital expenditures totaled $84.1 million for the first half of 2000 compared to $90.5 million in the first half of 1999.

At the end of the second quarter, Mead paid a fixed rate or a capped rate of interest on 62% of its debt and paid a floating rate of interest on the remainder. A change of 1% of the floating interest rate, on an annual basis, would result in a $.04 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $53 million less than book value at the end of the second quarter.

Mead repurchased 250,000 shares of its capital stock in the second quarter of 2000. This repurchase activity was the initial step in the share authorization granted by the Board of Directors in November 1999. On July 19, 2000, the company announced plans to increase the level of its share repurchase activity in the second half of 2000 and expects to repurchase at least $90 million of its shares from time to time through an agent or broker at prevailing prices and as the market warrants.


OUTLOOK
-------
During the quarter, Mead continued the multi-year implementation of an enterprise resource planning ("ERP") software system across the company. Mead expects to spend approximately $125 million to implement its ERP system between 1998 and 2002. In the second quarter, Mead's Coated Board division successfully completed the conversion to the ERP system. In the second half of 2000, Mead's Paper division is scheduled to begin implementation of the ERP system with additional company divisions to follow in 2001 and 2002. Progress on the company's four-year roll out of the ERP system is on schedule and on budget.

While the impact of foreign currency fluctuations in European currencies is not significant to the company's overall results, it can affect the results of individual segments, primarily packaging and paperboard, as it did in the first half of 2000.

Inflation in general is not expected to have a significant impact on the company's results in 2000. However, costs for certain raw materials have increased in 2000 and will affect the results of specific businesses. These include costs for recycled fiber (primarily OCC) used in the production of containerboard and coated paperboard, purchased pulp used in the company's specialty paper businesses, natural gas and oil which impacts costs for transportation, fuel oil and some petroleum-derived raw materials.

Inventories of paper increased in the first half of 2000 as a result of lower shipment levels. The company continues to monitor its inventory and will respond to match production to customer orders.

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER. CERTAIN FACTORS THAT COULD CAUSE RESULTS TO DIFFER ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND IN QUARTERLY REPORTS ON FORM 10-Q FILED IN 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          -----------------------------------------------
          MARKET RISK
          -----------

During the second quarter of 2000, Mead entered into a swap transaction to hedge a nominal amount of its old corrugated containers (OCC) purchases and its corrugated medium sales. The potential financial impact was assessed by modeling the results of a two standard deviation movement in the price of these commodities for the life of this transaction. This transaction is not expected to have a material impact on Mead's financial position or annual results of operations or cash flows based on the analysis.

Except as previously stated, no material changes occurred to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

Reference is made to the sixth paragraph under "Item 3, Legal Proceedings" in Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 regarding Riverwood International Corporation v. The Mead Corporation, Appeal
          -----------------------------------------------------------
No. 99-1274, filed in the Court of Appeals for the United States District Court for the Northern District of Georgia. In May, 2000, the Court of Appeals reversed the judgment of the United States District Court for the Northern District of Georgia and found the '806 patent was invalid.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ----------------------------------------------------

     (a)  The Annual Meeting of Shareholders of Mead was held on April 27, 2000.

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

     (c)  The results of the election of directors are as follows:

                                           Number of Votes
                                           ---------------
Nominee                      For      Withheld  Abstentions  Broker Non-Votes
-------                      ---      --------  -----------  ----------------

John G. Breen             87,693,336   547,893      -0-            -0-
Duane E. Collins          87,642,149   599,081      -0-            -0-
William E. Hoglund        87,707,697   533,533      -0-            -0-
James G. Kaiser           87,735,806   505,423      -0-            -0-
Robert J. Kohlhepp        87,741,386   499,843      -0-            -0-

                                           Number of Votes
                                           ---------------
Nominee                      For      Withheld  Abstentions  Broker Non-Votes
-------                      ---      --------  -----------  ----------------
John A. Krol              87,715,085   526,144      -0-            -0-
Susan J. Kropf            87,724,866   516,364      -0-            -0-
Charles S. Mechem, Jr.    87,626,646   614,583      -0-             0-
Heidi G. Miller           87,710,187   531,043      -0-            -0-
Lee J. Styslinger, Jr.    87,489,003   752,227      -0-            -0-
Jerome F. Tatar           87,727,348   513,881      -0-            -0-
J. Lawrence Wilson        87,712,723   528,506      -0-            -0-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)   Exhibits

          (10)  Material Contracts:

                (1) Amendment to Severance Agreement between Registrant and Jerome F. Tatar.

                (2) Form of Amendment to Severance Agreement between Registrant and each of Elias M. Karter, Raymond W. Lane, A. Robert Rosenberger and other key employees.

          (27)  Financial Data Schedule Quarter 2, 2000.

    (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 2000.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      August 10, 2000


THE MEAD CORPORATION
--------------------
 (Registrant)



By: /s/ PETER H. VOGEL, JR.
    ---------------------------------
    Peter H. Vogel, Jr.
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)