Form 10-Q
period 2000-10-01
MEAD CORP
filed 2000-11-09
CIK 64394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000


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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .
                                              -
  The number of Common Shares outstanding at October 1, 2000 was 100,609,512.

================================================================================

               THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
               --------------------------------------------------
                     QUARTERLY PERIOD ENDED OCTOBER 1, 2000
                     --------------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS
--------------
(All dollar amounts in millions)

                                               Oct. 1,          Dec. 31,
                                                2000              1999
                                             ----------        ----------
ASSETS                                       (unaudited)

Current assets:
    Cash and cash equivalents                $     28.2        $     56.4
    Accounts receivable                           620.0             547.7
    Inventories                                   553.6             489.9
    Other current assets                          115.9             136.3
                                             ----------        ----------

               Total current assets             1,317.7           1,230.3

Investments and other assets                    1,107.7           1,074.0

Property, plant and equipment                   5,973.4           5,904.4
Less accumulated depreciation and
    amortization                               (2,711.5)         (2,547.0)
                                             ----------        ----------
                                                3,261.9           3,357.4
                                             ----------        ----------

               Total assets                  $  5,687.3        $  5,661.7
                                             ==========        ==========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Notes payable                            $    237.1        $    186.2
    Accounts payable                              229.2             266.1
    Accrued liabilities                           479.4             513.2
    Current maturities of long-term debt           12.6              35.1
                                             ----------        ----------

               Total current liabilities          958.3           1,000.6

Long-term debt                                  1,322.5           1,333.7

Deferred items                                    954.7             896.6

Shareowners' equity:
    Common shares                                 150.1             153.0
    Additional paid-in capital                    125.7             121.6
    Retained earnings                           2,221.2           2,178.0
    Other comprehensive loss                      (45.2)            (21.8)
                                             ----------        ----------
                                                2,451.8           2,430.8
                                             ----------        ----------
               Total liabilities and
               shareowners' equity           $  5,687.3        $  5,661.7
                                             ==========        ==========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF EARNINGS (unaudited)
-----------------------
 (All dollar amounts in millions, except per share amounts)

                                                         Third Quarter Ended                Three Quarters Ended
                                                     ------------------------------     ------------------------------
                                                       Oct. 1,           Oct. 3,          Oct. 1,           Oct. 3,
                                                        2000              1999             2000              1999
                                                     ------------      ------------     ------------      ------------
Net sales                                            $   1,150.1       $     982.2      $   3,161.6       $   2,850.2
Costs and expenses:
    Cost of sales                                          910.0             818.4          2,496.1           2,369.9
Selling and administrative expenses                        122.2              83.7            366.4             268.2
                                                     -----------       -----------      -----------       -----------
                                                         1,032.2             902.1          2,862.5           2,638.1
                                                     -----------       -----------      -----------       -----------

    Earnings from operations                               117.9              80.1            299.1             212.1
Other revenues (expenses) - net                               .3               (.1)             6.5               8.7
Interest and debt expense                                  (32.0)            (25.6)           (93.0)            (77.4)
                                                     -----------       -----------      -----------       -----------
    Earnings before income taxes                            86.2              54.4            212.6             143.4
Income taxes                                                29.8              19.6             74.5              51.7
                                                     -----------       -----------      -----------       -----------
    Earnings before equity in
     net earnings of investees                              56.4              34.8            138.1              91.7
Equity in net earnings of investees                          1.9              16.0              9.5              26.8
                                                     -----------       -----------      -----------       -----------

    Net earnings                                     $      58.3       $      50.8      $     147.6       $     118.5
                                                     ===========       ===========      ===========       ===========

Net earnings per common share - basic                $       .58       $       .50      $      1.44       $      1.16
                                                     ===========       ===========      ===========       ===========

Net earnings per common share - diluted              $       .57       $       .48      $      1.43       $      1.13
                                                     ===========       ===========      ===========       ===========

Cash dividends per common share                      $       .17       $       .16      $       .51       $       .48
                                                     ===========       ===========      ===========       ===========
Average common shares
    outstanding (millions) - basic                         101.1             102.6            102.2             102.2
                                                     ===========       ===========      ===========       ===========
Average common shares
    outstanding (millions) - diluted                       101.5             105.4            103.2             104.9
                                                     ===========       ===========      ===========       ===========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF CASH FLOWS (unaudited)
-------------------------
 (All dollar amounts in millions)

                                                                                         Three Quarters Ended
                                                                                     Oct. 1,            Oct. 3,
                                                                                       2000              1999
                                                                                   -------------     ---------------
Cash flows from operating activities:
    Net earnings                                                                   $      147.6      $       118.5
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation, amortization and depletion of
          property, plant and equipment                                                   207.8              198.2
       Depreciation and amortization of other assets                                       45.0               30.9
       Deferred income taxes                                                               51.0                7.1
       Investees-earnings and dividends                                                    (1.5)             (13.3)
       Other                                                                               (3.2)              11.0
       Change in current assets and liabilities:
          Accounts receivable                                                             (72.3)            (100.8)
          Inventories                                                                     (63.7)              39.6
          Other current assets                                                             (5.0)              10.1
          Accounts payable and accrued liabilities                                        (70.7)             (26.6)
                                                                                   ------------      -------------
          Net cash provided by operating activities                                       235.0              274.7

Cash flows from investing activities:
    Capital expenditures                                                                 (127.6)            (142.5)
    Additions to equipment rented to others                                               (21.8)             (24.0)
    Payment for acquired business                                                                            (23.5)
    Proceeds from sale of assets                                                                              21.4
    Other                                                                                 (26.4)             (30.6)
                                                                                   ------------      -------------
          Net cash (used in) investing activities                                        (175.8)            (199.2)

Cash flows from financing activities:
    Additional borrowings                                                                                     15.0
    Payments on borrowings                                                                (35.0)             (23.4)
    Notes payable                                                                          50.9
    Cash dividends paid                                                                   (52.3)             (49.1)
    Common shares issued                                                                    7.3               55.1
    Common shares purchased                                                               (58.3)             (36.1)
                                                                                   -------------     -------------
          Net cash (used in) financing activities                                         (87.4)             (38.5)
                                                                                   ------------      -------------

Increase (decrease) in cash and cash equivalents                                          (28.2)              37.0
Cash and cash equivalents at beginning of year                                             56.4              102.0
                                                                                   ------------      -------------
Cash and cash equivalents at end of quarter                                        $       28.2      $       139.0
                                                                                   ============      =============

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 1999, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the third quarter ended October 1, 2000, are not necessarily indicative of the results for the full year.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in 2000 amended certain provisions of that Standard with SFAS No. 138. The company's primary use of derivatives is to manage its exposure to changing interest rates and changing foreign currency exchange rates. In assessing the impact of the two FASB Statements, the company formed a team to educate finance and non-finance personnel, identify known and imbedded derivatives, evaluate hedge criteria for cash flow and fair value hedges, develop hedge documentation and address other derivatives accounting and disclosure issues. The team's progress to date has met management's expectations. The company will adopt the provisions of SFAS Nos. 133 and 138 effective January 1, 2001. Adoption of the new FASB Statements will result in an adjustment to reflect the fair value of the derivatives in Mead's financial statements. Although the actual amount of the adjustment to comply with the new FASB Statements will not be determinable until January 1, 2001, management expects the effect of adoption will not be material to the company's results of operations, financial position and cash flows, as the adjustment calculated at the end of the third quarter would have been less than $5 million.

In 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements", which addresses the timing of revenue recognition. In response to this SAB which is effective for the fourth quarter of 2000, Mead undertook a review of its revenue recognition practices. Although the review is not yet complete, management expects that adjustments required by the SAB will not be material to the company's results of operations, financial position or cash flows.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                                    Oct. 1,        Dec. 31,
                                                     2000            1999
                                                   ---------       --------

Finished and semi-finished products                $  379.5        $  297.1
Raw materials                                          93.2           113.7
Stores and supplies                                    80.9            79.1
                                                   --------        --------
                                                   $  553.6        $  489.9
                                                   ========        ========

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

In the third quarter of 2000, the company included pretax charges of $6.4 million or 4 cents per share related to closure of Mead facilities in Kalamazoo, Michigan and Atlanta, Georgia. Plans for both of these closures were communicated to affected employees in the third quarter of 2000. These costs are for employee severance and relocation of assets. The severance costs relate to approximately 250 salaried and hourly employees, of whom 132 employees have left the company by the end of the third quarter. The severance for some of these individuals will be paid in the fourth quarter. The remaining employees are expected to leave by December 31, 2000, and the remaining costs are expected to be paid prior to the end of the first quarter of 2001. The following is a summary related to the severance charges.

                                            2000
                                      Severance Charge
                                      ----------------
Charge recorded                                 $4.7
Used for intended purpose                       (1.6)
Balance at October 1, 2000                      ----
                                                $3.1
                                                ====

E - SHAREOWNERS' EQUITY

The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares, of which 1.95 million shares were repurchased in the third quarter of 2000. During the first three quarters of 2000, 2.2 million shares have been repurchased on the open market.

Comprehensive earnings for the three quarters ended October 1, 2000 and October 3, 1999, were $124.2 million and $118.4 million; respectively. Comprehensive earnings for the quarters ended October 1, 2000 and October 3, 1999, were $46.2 million and $51.4 million. The difference between net earnings and comprehensive earnings for the three quarters ended October 1, 2000 relates to the change in foreign currency translation adjustment, unrealized loss on available-for-sale securities and additional minimum pension liability.

F - ADDITIONAL INFORMATION ON CASH FLOWS

                                      Three Quarters Ended
                                   ------------------------------
                                     Oct. 1,            Oct. 3,
                                      2000               1999
                                   ----------        ------------

Cash paid for:
  Interest                         $    108.0        $       96.0
                                   ==========        ============
  Income taxes                     $     52.6        $       40.1
                                   ==========        ============

G - SEGMENT INFORMATION

                                                            Third Quarter Ended               Three Quarters Ended
                                                       -----------------------------      -----------------------------
                                                          Oct. 1,           Oct. 3,          Oct. 1,          Oct. 3,
                                                           2000              1999             2000             1999
                                                       -----------         ---------      -----------       -----------
Net sales:
    Industry segments:
       Paper                                           $     472.9         $   447.3      $   1,356.8       $   1,335.0
       Packaging and Paperboard                              393.2             389.1          1,175.6           1,140.5
       Consumer and Office Products                          284.0             145.8            629.2             374.7
                                                       -----------         ---------      -----------       -----------

       Total                                           $   1,150.1         $   982.2      $   3,161.6       $   2,850.2
                                                       ===========         =========      ===========       ===========

Earnings (loss) from operations before income taxes:
    Industry segments:
       Paper                                           $      51.6         $    43.7      $     154.0       $     105.0
       Packaging and Paperboard                               52.6              42.2            148.4             126.1
       Consumer and Office Products                           27.5               9.2             49.9              33.0

    Corporate and Other  (1)                                 (45.5)            (40.7)          (139.7)           (120.7)
                                                       -----------         ---------      -----------       -----------

       Total                                           $      86.2         $    54.4      $     212.6       $     143.4
                                                       ===========         =========      ===========       ===========

(1) Corporate and other includes the following:

    Other revenues                                     $       1.0         $     1.3      $       5.4       $      10.6
    Interest expense                                         (32.0)            (25.6)           (93.0)            (77.4)
    Other expenses                                           (14.5)            (16.4)           (52.1)            (53.9)
                                                       -----------         ---------      -----------       -----------

       Total                                           $     (45.5)        $   (40.7)     $    (139.7)      $    (120.7)
                                                       ===========         =========      ===========       ===========

Identifiable assets have not changed significantly at October 1, 2000, compared to December 31, 1999.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net Sales
---------
Third quarter net sales were $1.15 billion, a 17% increase over $982 million in the third quarter of 1999. For the first three quarters, net sales were $3.16 billion in 2000 compared to $2.85 billion in 1999. The increase in sales was primarily a result of the addition of sales from the acquisition of AT-A-GLANCE, which was acquired in the fourth quarter of 1999 as part of the Consumer & Office Products segment. Higher selling prices for coated paper and containerboard also contributed to the increase in sales.

Costs and Expenses
------------------
Costs of sales in the third quarter of $910 million increased 11% from $818 million in the third quarter of 1999. For the first three quarters, costs of sales were $2.5 billion in 2000 compared to $2.37 billion in 1999. The increase in cost of sales was a result of the acquisition. Selling and administrative expenses of $122 million increased 46% in the third quarter from $84 million in 1999. For the first three quarters, selling and administrative expenses of $366 million increased 37% from $268 million in 1999. The increase in selling and administrative expenses reflected primarily the acquisitions made in 1999, including AT-A-GLANCE, expansion of the Consumer & Office Products business in Mexico and the Devon Valley specialty paper mill. Without the impact of these acquisitions, the increase would have been 10% in the third quarter. This increase was due to higher sales and marketing spending and overall inflationary cost increases.

Interest and Debt Expense
-------------------------
Interest and debt expense in the third quarter of $32 million increased $6.4 million from the third quarter of 1999. For the first three quarters, interest and debt expense increased $15.6 million from the first three quarters of 1999. The increase is due to higher debt levels associated with the financing of acquisitions and from higher interest rates.

Income Taxes
------------
The effective tax rate was 34.6% for the third quarter and 35% for the first three quarters of 2000 compared to 36% for the third quarter of 1999 and 36.1% for the first three quarters of 1999.

Equity in Net Earnings From Investees
-------------------------------------
Mead's share of earnings from investees was $1.9 million in the third quarter compared to $16 million in the third quarter of 1999. For the first three quarters, Mead's share of earnings from investees was $9.5 million compared to $26.8 million for the first three quarters of 1999. Investee earnings in 2000 is primarily from the jointly-owned OSB (oriented strand board) facility. For 1999, investee earnings also included Mead's share of the pulp and lumber operations of Northwood Inc., which Mead sold in November 1999.

Net Earnings
------------
Net earnings for the third quarter of 2000 of $58.3 million increased 15% from $50.8 million in the third quarter of 1999. For the first three quarters, net earnings of $147.6 million increased 25% from $118.5 million in the first three quarters of 1999. The increase in earnings was a result of growth through acquisition in the Consumer & Office Products segment and higher selling prices for coated paper and corrugating medium.

Financial Data by Business
--------------------------

Paper segment

                                                   Third Quarter                           Three Quarters
                                            ------------------------------------   --------------------------------
                                            2000      1999        % Change         2000       1999      % Change
                                            ----      ----        --------------   ----       ----      -----------
(All dollar amounts in millions)

Net sales                                   $472.9   $447.3           6%           $1,356.8   $1,335.0      2%

Segment earnings before
  income taxes                                51.6     43.7          18%              154.0      105.0     47%

Net sales and earnings for the third quarter of 2000 increased over the same period in 1999 as a result of higher selling prices and higher shipments of coated paper. For the first three quarters of 2000, sales were slightly higher than for the same period in 1999 as higher prices for coated paper offset a decline in total paper shipments. The decline in shipments occurred in uncoated paper as a result of the decision to shut down older, high cost, non-strategic paper capacity at the Maine and Ohio mills. Earnings for the first three quarters of 2000 increased 47% from the first three quarters of 1999 as a result of higher prices for coated paper. Segment earnings in the second quarter of 1999 included a charge of $15.6 million for asset write-offs and severance costs related to the shutdown of uncoated paper machines at the Maine mill.

Selling prices for coated paper in the third quarter increased 8% over the third quarter of 1999. Average prices for coated paper in the third quarter of 2000 were unchanged from the second quarter of 2000, although prices were in decline near the end of the third quarter. Continued pressure from imports and some slowing in the general economy have put further pressure on prices. As a result, Mead expects that the trend of weakening prices at the end of the third quarter will continue in the fourth quarter of 2000. Coated paper shipments were higher than in the third quarter of 1999 and were higher than in the second quarter of 2000. Third quarter shipments of carbonless paper declined about 4% from the prior year and were unchanged from the second quarter of 2000. Inventories of coated paper and carbonless paper were higher than in the third quarter of 1999, but were essentially unchanged from the second quarter of 2000. Sales volume of Mead's industrial specialty papers increased in the third quarter of 2000 compared to the same period in 1999.

Packaging and Paperboard segment

                                                    Third Quarter                           Three Quarters
                                             -------------------------------        -----------------------------
                                             2000        1999       % Change        2000       1999      % Change
                                             ----        ----       --------        ----       ----      --------
(All dollar amounts in millions)

Net sales                                    $393.2      $389.1         1%          $1,175.6   $1,140.5      3%

Segment earnings before
  income taxes                                 52.6        42.2        25%             148.4      126.1     18%

Net sales in the third quarter for the packaging and paperboard segment increased slightly over the third quarter of 1999. Sales for the first three quarters also increased slightly over the same period last year. Earnings in the third quarter increased 25% compared to the third quarter of 1999, as a result of higher selling prices for corrugating medium and containers and improved operating results of Mead's Coated Board system compared to the third quarter of 1999. Earnings in the first three quarters of 2000 improved 18% over the same period in 1999. Prices for corrugating medium increased more than 10% over the third quarter of 1999. However, prices declined 5% from the second quarter of 2000. Shipments of medium declined about 5% from the same period last year, and also declined from the second quarter of 2000. Mead expects the trend of weaker sales volume and selling prices for medium to continue in the fourth quarter of 2000.

During the quarter, Mead announced that it expects to take 40,000 to 50,000 tons of market-related downtime in medium in the fourth quarter at Stevenson, Alabama mill to better manage its inventories. The company estimates the fourth quarter pretax cost of the downtime to be approximately $5 million. Mead also announced the closing of its container plant in Atlanta as part of an effort to improve the overall productivity of the company's converting operations. The company recorded a $1.1 million pretax charge related to the closing with additional charges of $1 million to $2 million expected in the fourth quarter.

For Mead's Coated Board system, which includes the Packaging and Coated Board businesses, results improved over the third quarter of 1999. The Mahrt mill, which produces coated paperboard, operated well with a smooth startup from its annual maintenance shutdown. The solid wood products operations, which are part of the Coated Board system, had lower sales volume and prices compared to the third quarter of 1999. Results for the company's worldwide beverage packaging business were slightly better than last year as cost control and productivity improvements helped offset some of the negative impact of foreign currency losses. Shipments of beverage packaging were slightly lower in North America, but higher in Europe and Asia. The European portion of Mead's Coated Board system continued to be negatively affected by the weak Euro. The impact was about $6 million during the quarter and was about $14 million through the first three quarters of 2000 compared to the same period in 1999.

Consumer and Office Products segment

                                                        Third Quarter                        Three Quarters
                                            ---------------------------------     ------------------------------
                                             2000        1999       % Change       2000     1999       % Change
                                            ------      ------      ---------     ------   ------      ---------
(All dollar amounts in millions)

Net sales                                   $284.0      $145.8        95%         $629.2   $374.7          68%

Segment earnings before
  income taxes                                27.5         9.2       199%           49.9     33.0          51%


Sales in the third quarter of 2000 and year to date increased significantly compared to the same periods of 1999. Most of the increase reflected sales of office and time management products resulting from the acquisition of AT-A-GLANCE in the fourth quarter of 1999. The increase also included sales from Mead's acquisition in Mexico and higher sales of the segment's school products compared to the third quarter of 1999. The significant increase in earnings for the third quarter of 2000 and year to date included the contribution from AT-A-GLANCE and improved results from the school products business, which included an enhanced product line for the back-to-school selling season. Sales during the back-to-school selling season increased about 10% over the prior year. Further improvement in back-to-school sales was hindered by lower overall retail sales reported by mass retailers in late summer and increased competition from Asian producers in the more commodity lines of paper products. The integration of AT-A-GLANCE continued on schedule.

During the quarter, Mead substantially completed the shutdown of a converting plant in Kalamazoo, Michigan as part of ongoing efforts to improve overall productivity of the division's converting and distribution system. This resulted in a $5.3 million pretax charge for the quarter. The inventory and equipment from the plant was moved to other division facilities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital on October 1, 2000 was $359 million compared to $230 million on December 31, 1999. The current ratio was 1.4 at the end of the third quarter and was 1.2 at December 31, 1999. Inventories and receivables increased in the first three quarters compared to the first three quarters of 1999, primarily as a result of the acquisition of AT-A-GLANCE which was completed in the fourth quarter of 1999. Total company inventories and receivables declined between the second quarter and third quarter of 2000 as a result of the seasonally strong selling period for school and time management products of the Consumer & Office Products segment. In the Containerboard business, inventories of corrugating medium increased between the second and third quarters of 2000, and Mead announced it expected to take market-related downtime in the fourth quarter of 2000 to better manage its inventory levels. The increase in notes payable to $237 million from $186 million on December 31, 1999 represents borrowings to finance the build in working capital.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowner's equity) was 35% on October 1, 2000 and was 35.4% on December 31, 1999. Total debt to total capital at the end of the third quarter of 2000 was 39.1% compared to 39% on December 31, 1999.

Capital expenditures totaled $128 million for the first three quarters of 2000 compared to $143 million in the first three quarters of 1999.

At the end of the third quarter, Mead paid a fixed rate or a capped rate of interest on 68% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.03 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $41.7 million less than book value at the end of the third quarter.

Mead repurchased approximately 1.95 million common shares in the third quarter of 2000. In the first three quarters, Mead repurchased a total of 2.2 million shares. This repurchase activity was part of the share authorization granted by the Board of Directors in November 1999. The company spent approximately $50 million to repurchase shares during the third quarter and expects to spend $50 million in the fourth quarter for a total of $100 million in the second half of the year.

OUTLOOK
-------

In reporting results for the third quarter, the company's more cyclical businesses, Mead Paper and Mead Containerboard, showed signs of a slowing economy. In particular, a weakening in demand and prices in containerboard led to Mead's announcement of market-related downtime in the fourth quarter of 2000. The company expects the decline in prices for corrugating medium, which began in the third quarter to continue in the fourth quarter of 2000. Prices for coated paper were declining at the end of the third quarter. Rising imports, driven by the strong dollar relative to foreign currencies, led to these declines. Mead expects this pricing trend to continue at least through year-end 2000.

As a result of the announced closure of the Containerboard facility in Atlanta, Mead expects to incur pretax charges of $1 million to $2 million in the fourth quarter of 2000 and smaller amounts related to the Kalamazoo shutdown. These charges are in addition to pretax charges of $6.4 million taken for facility closures in the third quarter of 2000.

During the quarter, Mead continued the multi-year implementation of an enterprise resource planning ("ERP") software system across the company. Mead expects to spend approximately $125 million to implement its ERP system between 1998 and 2002. During the first three quarters of 2000, the company successfully completed the conversion to the ERP system at Mead's Coated Board operation and began implementation of the system at Mead Paper division. Additional company locations are scheduled to follow in 2001 and 2002. Progress on the company's four-year roll out of the ERP system is on schedule and on budget.

While the impact of fluctuations in foreign currencies is generally not significant to the company's overall results, it can affect the results of individual segments, primarily packaging and paperboard, as it did in the first three quarters of 2000.

Overall inflation is not expected to have a significant impact on the company's results in 2000. However, costs for certain raw materials have increased in 2000 and will affect the results of specific businesses. These include costs for purchased pulp used in the company's specialty paper businesses, natural gas and oil which impacts costs for transportation, fuel oil and some petroleum-derived raw materials.

CERTAIN STATEMENTS IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER. CERTAIN FACTORS THAT COULD CAUSE RESULT TO DIFFER ARE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AND IN QUARTERLY REPORTS ON FORM 10-Q FILED IN 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 or Quarterly Reports on Form 10-Q filed during 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits

                  (27)     Financial Data Schedule Quarter 3, 2000

         (b)      Reports on Form 8-K

                  (1) No current reports on Form 8-K were filed with the Commission in the third quarter of 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2000

THE MEAD CORPORATION
--------------------
      (Registrant)

By: /s/ PETER H. VOGEL, JR.
    -----------------------------------------
    Peter H. Vogel, Jr.
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)