Form 10-K/A
period 1999-12-31
MEAD CORP
filed 2000-11-22
CIK 64394

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

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

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

                           _________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                           _________________________

     As of January 25, 2000, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $3,820,778,508 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 2000 and 1999.


THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
----------------------------------------------------------------------------------------

                                                                                    Page
INDEPENDENT AUDITORS' REPORT                                                          1

FINANCIAL STATEMENTS:

  Statements of Financial Condition as of August 31, 2000 and 1999                    2

  Statements of Income and Changes in Participants' Equity for the Years Ended
    August 31, 2000, 1999 and 1998                                                    3

NOTES TO FINANCIAL STATEMENTS                                                     4 - 5

EXHIBITS:

  Independent Auditors' Consent                                                       6

  Signatures                                                                          7

INDEPENDENT AUDITORS' REPORT

Members of The Mead Corporation Employees Stock Purchase Plan Committee The Mead Corporation Employees Stock Purchase Plan
Dayton, Ohio

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan (the "Plan") as of August 31, 2000 and 1999, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at August 31, 2000 and 1999, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

November 16, 2000
Dayton, Ohio

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION
AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 2000                  1999
Common shares of The Mead Corporation, at fair value (Note B)                       $1,417,577            $2,001,741
Dividends receivable                                                                     8,380                 7,717
Money market fund                                                                       17,660                26,600
Participants' payroll receivable                                                                              18,629
The Mead Corporation match receivable                                                   32,617                 7,386
                                                                                    ----------            ----------

                                                                                    $1,476,234            $2,062,073
                                                                                    ==========            ==========
LIABILITIES

Current plan year distribution due to participating employees                       $1,472,213            $2,059,740
Amounts due to terminated employees and estates of
  deceased employees                                                                     4,021                 2,333
                                                                                    ----------            ----------

                                                                                    $1,476,234            $2,062,073
                                                                                    ==========            ==========

See notes to financial statements.

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------
                                                                       2000               1999              1998
INCREASES IN PARTICIPANTS' EQUITY:
  Investment income - dividends on Mead common
    shares                                                       $   20,736         $   28,870        $   18,832
  Unrealized appreciation (depreciation) of Mead
    common shares                                                  (304,002)           221,852          (268,037)
  Contributions and deposits:
    The Mead Corporation and subsidiaries                           134,313            137,917           141,206
    Participating employees                                       1,669,767          1,700,099         1,787,293
                                                                 ----------         ----------        ----------

          Total increases                                         1,520,814          2,088,738         1,679,294

DECREASES IN PARTICIPANTS' EQUITY:
  Cash distributions to withdrawn, terminated or
    deceased employees                                               48,601             28,998            32,342
  Cash distributions                                                 15,374             17,546            59,560
  Mead common share distributions:
     55,506 shares - 2000                                         1,456,839
     53,944 shares - 1999                                                            2,042,194
     59,040 shares - 1998                                                                              1,628,919
                                                                 ----------         ----------        ----------

          Total decreases                                         1,520,814          2,088,738         1,720,821

NET INCREASE (DECREASE) IN PARTICIPANTS'
  EQUITY                                                              -                  -               (41,527)

PARTICIPANTS' EQUITY:
  Beginning of plan year                                              -                  -                41,527
                                                                 ----------         ----------        ----------

  End of plan year                                               $    -             $   -             $   -
                                                                 ==========         ==========        ==========

See notes to financial statements.

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

A. PLAN DESCRIPTION

The following brief description of The Mead Corporation Employees Stock Purchase Plan (the "Plan") is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

The Plan permits certain employees of The Mead Corporation and subsidiaries (the "Company") to purchase Mead common shares through payroll deductions.
Generally, eligible participants must be full-time hourly employees over the age of twenty-one with one year of service and must be employed at a location specified in the Plan and citizens of the United States of America.

Participating employers make matching contributions to the Plan on behalf of the participants at a rate of 12.5% of participant's contributions.

The Plan distributes Mead common shares to participants at or near the end of each Plan fiscal year. Employees who cease employment or voluntarily withdraw from the Plan during the year receive a refund of their contributions.

B. COMMON SHARES OF THE MEAD CORPORATION

The principle followed in determining the cost of securities purchased and distributed is average cost. The Plan's transactions related to common shares of the Company are as follows:

                                                                            Unrealized        Shares at
                                        Number of          Shares          Appreciation        Market
                                          Shares           at Cost        (Depreciation)        Value
BALANCE - AUGUST 31, 1997                 37,496        $ 1,122,704         $ 207,232        $1,329,936
                                                                                             ==========

  Shares purchased                        53,580          1,719,751
  Shares distributed                     (35,638)        (1,071,841)         (192,194)
  Depreciation                                                               (268,037)
                                         -------        -----------         ---------

BALANCE - AUGUST 31, 1998                 55,438          1,770,614          (252,999)       $1,517,615
                                                                                             ==========

  Shares purchased                        57,250          1,937,927
  Shares distributed                     (59,040)        (1,898,110)          222,457
  Appreciation                                                                221,852
                                         -------        -----------         ---------

BALANCE - AUGUST 31, 1999                 53,648          1,810,431           191,310        $2,001,741
                                                                                             ==========

  Shares purchased                        53,166          1,762,974
  Shares distributed                     (53,944)        (1,853,280)         (189,856)
  Depreciation                                                               (304,002)
                                         -------        -----------         ---------

BALANCE - AUGUST 31, 2000                 52,870        $ 1,720,125         $(302,548)       $1,417,577
                                         =======        ===========         =========        ==========

C.  TAXES

All of the income of this Plan will be distributed and is taxable directly to the participants. Accordingly, no income will be taxable on the trust which forms a part of the Plan; therefore, no provision for income taxes is required for the Plan. Under the grantor trust rules of the Internal Revenue Code
Section 671, the trust, which forms a part of this Plan, is not a tax paying entity. Matching contributions are taxable as additional compensation to the participants.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Form S-8 Registration Statements (Nos. 33-37960, 33-59007 and 333-36724) of our report dated November 16, 2000, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in this Form 10-K/A, Amendment No. 2, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 1999.

/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

November 17, 2000
Dayton, Ohio

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                    THE MEAD CORPORATION
                                    (Registrant)

                                    /s/ PETER H. VOGEL, JR.
Date: November 22, 2000        By:  ------------------------------------
                                    Peter H. Vogel, Jr.
                                    Vice President, Finance and Treasurer
                                    (Principal Accounting Officer)


                                    THE MEAD CORPORATION
                                    EMPLOYEES STOCK PURCHASE PLAN

                                    /s/ JAMES D. BELL
Date: November 22, 2000        By:  ------------------------------------
                                    James D. Bell
                                    Director of Benefits