Form 10-K
period 2000-12-31
MEAD CORP
filed 2001-03-09
CIK 64394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000

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

           Registrant's telephone number, including area code: 937-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
                Title of Each Class                on which Registered
                --------------------               -------------------

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

                           -------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                           -------------------------

     As of January 23, 2001, the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,860,145,445 determined by multiplying the highest selling price of a Common Share on the New York Stock Exchange--Composite Transactions Tape on such date, times the amount by which the total shares outstanding exceeded the shares beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

  The number of Common Shares outstanding at March 5, 2001 was 99,104,386.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 26, 2001, are incorporated by reference in Part III; definitive copies of said Proxy Statement were filed with the Securities and Exchange Commission on March 9, 2001.

================================================================================

                                    PART I
Item 1.  Business

         Mead manufactures and sells paper, pulp, paperboard, lumber and other wood products. Mead also manufactures and distributes consumer and office supplies including time-management products.

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

Segment Information

         Segment information is also included in Note U on pages 53-55.

                                     Paper

         Mead's Paper division manufactures coated and uncoated papers for use by publishers of books, magazines, catalogs, and advertising brochures and by commercial printers; form bond and carbonless paper and papers for conversion by others into business forms; cut-size copier paper; and, other uncoated papers for conversion by others into such products as greeting cards. The division sells papers nationwide, both on a direct basis to publishers, printers and converters and through paper merchants. The pulp mills adjacent to the paper mills of this division produce most of the pulp required for use in the paper mills. The division owns various timberlands in Kentucky, Maine, Michigan, New Hampshire and Ohio.

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

         The Mead Pulp Sales division supplies Mead's needs for purchased pulp and is a sales agent for affiliated and nonaffiliated mills. The division sells market pulp produced by Great Lakes Pulp and Fibre, Inc. of Menominee, Michigan; American Fiber Resources of Fairmont, West Virginia; and, Mead Paper of Escanaba, Michigan and Rumford, Maine. The division also represents Metsa-Botnia of Sweden for the sale of its pulp in North America. The division sells directly to customers in North America and through contract and independent agents in all other major pulp-consuming areas of the world.

                           Packaging and Paperboard

         The Mead Packaging division designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. The division operates through a network of subsidiaries, affiliates and licensees in the United States, Canada, Europe, the Far East, Mexico and Latin America. Demand for most beverage packaging in North America and Europe is seasonal with inventories being built from November to March for the peak soft drink and beer sales of April through October.

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

         The Mead Containerboard division sells standard and special purpose corrugated shipping containers manufactured at seven converting plants located in the Midwestern and Southeastern regions of the United States from raw materials received from outside sources and from the division's Stevenson, Alabama corrugating medium mill. The division also sells corrugating medium from the Stevenson mill to unaffiliated manufacturers of containers. The division owns various timberlands in Alabama and Tennessee.

                           Forest Products Affiliate

         Northwood Panelboard Company ("Panelboard"), a partnership owned 50% by Mead and 50% by Nexfor Inc., located in Bemidji, Minnesota, has the annual capacity to produce approximately 400 million square feet of oriented strand board ("OSB") (3/8-inch basis). All of the wood products produced by Panelboard are sold through a subsidiary of Nexfor Inc. in North America.

                         Consumer and Office Products

         The Mead Consumer and Office Products division manufactures and distributes a line of school supplies (including filler paper, wirebound notebooks, portfolios and looseleaf binders), a line of office supply products (including envelopes, filing supplies and vinyl folders and binders), computer accessories (including paper based products for computer use, laptop computer cases and multi-media storage devices) and a line of time management products (including planners, organizers and calendars). The division's products are distributed primarily through mass market retailers, office supply superstores, commercial stationers, and warehouse clubs. The school supply business is highly seasonal with inventories built in the winter and spring for shipment in late spring and summer, the calendar planners and time management products are shipped primarily in the second half of the year, while the home and office products and computer accessories portion of the business is generally less seasonal in nature. Manufacturing is done in seven facilities and distributed from eight distribution centers in the United States. Internationally, one manufacturing facility and distribution center is located in Canada and one manufacturing facility and distribution center is located in Mexico.

                                  Timberlands

         Mead obtains most of its wood requirements from private contractors or suppliers and from Company-owned timberlands. The annual wood requirement for Mead's wholly-owned operations and Northwood Panelboard Company in 2000 was approximately 10,800,000 tons, of which approximately 22% was obtained from timberlands owned or leased by Mead. The annual wood requirement for Mead's wholly-owned operations and for Northwood Panelboard Company expected in 2001 will be approximately the same.

         As of December 31, 2000, Mead owned or controlled approximately 2,104,000 acres of timberlands in the United States. Approximately 107,000 acres of land are controlled by Mead under long-term agreements that expire at different times through 2027.

                      International Sales and Operations

         Outside of the United States and Canada, Mead and its affiliates operate a paperboard sheeting facility and are engaged in the manufacture of multiple packaging systems and folding carton packaging in Europe, Asia and Latin America. Mead Specialty Paper operates a decorative laminate and specialty paper mill in England. Mead Consumer and Office Products also operates from manufacturing and distribution locations in Canada and Mexico. Mead also has sales subsidiaries, affiliates, agents or distributors in a number of countries in Europe, Asia, Australia and Latin America.

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

                         Employee and Labor Relations

         Mead employs approximately 12,700 persons within the United States and 2,380 persons outside the United States. Approximately 7,780 are production, maintenance and clerical employees represented by labor unions. Mead's 50% owned company, Panelboard, employs approximately 140 persons. Mead has approximately 28 labor agreements currently in force, of which approximately one-fifth are subject to renegotiation each year.

         Mead's employee relations policies are based on mutual confidence and trust. All Mead labor contract negotiations during 2000 were concluded without any strikes.

               Trademarks, Trade Names, Patents, and Franchises

         Mead has a large number of trademarks and trade names under which it conducts its business, including "Academie," "Apex," "Appli," "Aria," "AT-A-GLANCE," "Balance," "Basketwrap," "Blue Horse," "Bottle Master," "Bungee," "Cambridge," "Chief," "Clearfold," "Clip Note," "Cluster-Pak," "CNK," "Convexa," "Daydream," "DayMinder," "DEFENSA," "Duodozen," "Duoply," "Dura," "Duraline," "Esse," "Excel," "Expandables," "Exo," "Fill the Void," "First Gear," "Five Star," "FLIPDISC," "Focus," "Fuzzy," "Gilbert," "Gilclear," "Gilcrest," "Gizmos," "Hilroy," "Hobbies & Ideas,"

"Hometown Graphics," "Info," "Intelli-Gear," "Jet-Tech," "Keith Clark," "Landmark," "Laserline," "Mailbox Collection," "Management Series," "Mead," "Mead Expression," "Mead Impressions," "Mead Mind Meld," "Mead Packaging," "Mead Papers," "Mead Ware," "MEDIAZONE," "Meta," "Montag," "Neatbook," "Neu-Tech," "Nite Writer," "OPAS," "OPTICA," "Organizer," "Oxford," "Pal-A-Round," "Paper Knowledge," "Prima," "Printloc," "Prism," "PTO," "Publishers Matte," "QuickNotes," "Realm," "Scottie," "Signature," "Smartbook," "Spiral," "Studio," "Studio Series," "Time Line," "Trans/Rite," "Trans/Tab," "Trans Ultra," "Trapper," "Trapper Keeper," "ULTRATECH," "Varsity," "Vision," "Voice," "Wallaroos," "Wrapper," "Xpanz," "Zip Tote," and many others. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, the foregoing are of material importance to Mead's business, the loss of any one or any related group of such intellectual property rights would not have a material adverse effect on the business of Mead.

                      Environmental Laws and Regulations

         Mead's operations are subject to extensive regulation by various national, regional and local environmental control statutes and regulations. These regulations impose effluent and emission limitations, waste disposal and other requirements upon the operations of Mead, and require Mead to obtain and operate in compliance with the conditions of permits and similar authorizations from the appropriate governmental authorities. Mead has obtained, has applications pending, or is making application for such permits and authorizations. Mead does not anticipate that compliance with such statutes and regulations will have a material adverse effect on its competitive position. Mead's competitors are subject to the same statutes and regulations, and while individual regulatory programs may impact competitors somewhat differently, Mead expects that in the aggregate these statutes and regulations affect competitors to a relatively similar degree.

         During the past three years (January 1, 1998 - December 31, 2000), Mead constructed air and water pollution control and other environmental facilities at a cost of approximately $70 million. Environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, process modifications and air emission controls. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for Mead to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, Mead estimates that in the next three years it may be required to incur expenditures of approximately $54 million.

         Various Great Lakes states, including Michigan and Ohio, have adopted water quality regulations consistent with the federal Great Lakes Initiative ("GLI"). These state regulations have been approved in large part by the United States Environmental Protection Agency ("USEPA"), although some elements of each state's program have been disapproved and are subject to change. Mead does not expect that any significant additional capital expenditures will be necessary to comply with the requirements of the Michigan GLI regulations. The State of Ohio determined that it would not apply all GLI regulations to facilities discharging into the Ohio River Basin for the time being. Mead does not expect that any significant additional capital expenditures will be necessary to comply with any requirements of the Ohio GLI regulations applicable to the Ohio River Basin.

         The USEPA has undertaken several initiatives to reduce ozone-causing pollutants from large utility and industrial sources in the Midwest. These initiatives follow claims by several "downwind" Northeastern states that emissions from the Midwestern sources impair their ability to meet national ozone standards. USEPA is seeking emission reductions through several techniques, including a call for states to adopt more stringent emission controls on all or some of the sources within their boundaries (the "NOx SIP Call") and the promulgation of new federal emission standards that may be applied to specific identified sources in the affected states. Ohio, Michigan and Alabama are among the states affected by these USEPA initiatives. Legal challenges to these initiatives have been filed by one or more of the affected states and various private organizations. Notwithstanding pending legal challenges, Ohio, Michigan and Alabama have proposed new regulatory programs intended to satisfy the NOx SIP Call. As proposed, a total allowable emissions level would be specified for each affected facility, which could be satisfied through a variety of actions, ranging from curtailing use of equipment to installing additional emissions control systems. Alternatively, additional emissions allowances could be acquired through a form of emissions trading with other emission sources. These state programs are not final and Mead has not determined what actions it will want or need to take to assure compliance with these new programs. No new emission limitations or standards are expected to take effect before 2004. Mead, at this time, does not expect that any significant capital expenditures beyond the expenditures stated above will be necessary in the next three years to assure compliance.

         Dioxin currently cannot be detected under normal operating conditions in treated effluents from Mead's three U.S. bleached paper mills. All three mills have eliminated elemental chlorine from their bleaching operations and were in compliance with the effluent requirements of pulp and paper Cluster Rules in advance of the regulatory deadlines.

         In 1999, USEPA announced its intention to emphasize review and enforcement of compliance with the major source air permitting program established under the Clean Air Act. The Agency identified certain industries on which it intended to focus, including the pulp and paper industry. During 1999 and 2000, USEPA issued Notices of Violation against eight other companies with kraft pulp mills in Maryland, Pennsylvania, Virginia, West Virginia and Wisconsin, alleging various violations of the Clean Air Act dating back to the late 1970's and early 1980's. In one case, USEPA has proceeded to file suit in Federal District Court. To Mead's knowledge, none of these enforcement matters have been settled or resolved. In 1999 and 2000, Mead received multiple requests for information (pursuant to Section 114 of the Clean Air Act) from USEPA concerning Mead's kraft pulp mills in Chillicothe, Ohio, Rumford, Maine, Phenix City, Alabama and Escanaba, Michigan. Mead has responded to all of the requests and is continuing to cooperate with USEPA. Mead has not received any Notices of Violations or other claims relating to these matters.

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

         The Environment Agency of the United Kingdom ("UK") is in the process of implementing Pollution Prevention and Control regulations to meet the requirements of the European Community's Integrated Pollution Prevention and Control Directive 96/91. Mead's United Kingdom mill will be expected to meet the standards contained in UK's new Technical Guidance for the Pulp and Paper Sector by June 2004. Mead expects that upgrades to the mill's wastewater treatment plant will be necessary. The capital expenditures required to comply with these standards are included in the expected capital expenditures stated above.

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

         In addition to promulgated regulations, Mead follows developing environmental issues and proposed regulations that could affect Mead's operations in the future. It may take years for issues to evolve into general proposals and ultimately into specific laws or regulations. The Company reports on these matters at the time that is appropriate under rules promulgated by the Securities and Exchange Commission and consistent with generally accepted accounting principles.

Item 2.  Properties

         Mead considers that its facilities are suitable and adequate for the operations involved. With the exception of certain warehouses, general offices and timberlands which are leased, Mead owns all of the properties described herein. For additional information regarding leases see Note Q on pages 51-52. For additional information concerning Mead's timberlands and properties of affiliates, see Part I, Item 1, "Business."

         Mead's corporate headquarters are in Dayton, Ohio and its principal facilities are at the locations listed:

Business Unit        Facility Locations      Principal Use
-------------        ------------------      -------------

Paper                Chillicothe, Ohio       Pulp mill, coated, uncoated and
                                             carbonless paper mill

                     Fremont, Ohio           Carbonless coating facility

                     Escanaba, Michigan      Pulp mill, coated paper mill

                     Rumford, Maine          Pulp mill, coated paper mill

Gilbert Paper        Menasha, Wisconsin      Cotton and recycled content and
                                             specialty paper mill

                     Appleton, Wisconsin     Converting and distribution center

Business Unit            Facility Locations                           Principal Use
-------------            ------------------                           -------------
Specialty Paper          South Lee, Massachusetts                     Decorative laminating and specialty paper
                         Potsdam, New York                            mills
                         County Devon, England

Packaging                Lanett, Alabama                              Paperboard packaging, multiple packaging
                         Atlanta, Georgia                             systems for beverage and food, packaging
                         Buena Park, California                       machinery manufacturing or repair facilities
                         Chicago, Illinois
                         Ajax, Ontario, Canada
                         Chateauroux, France
                         Trento, Italy
                         Roosendaal, The Netherlands
                         Trier-Ehrang, Germany
                         Bristol, England
                         Shimada, Japan
                         Bilbao, Spain

Containerboard           7 plants within the United States in         Corrugated container manufacturing
                         midwest and southern regions                 facilities

                         Stevenson, Alabama                           Corrugating medium mill

Coated Board             Phenix City, Alabama                         Coated paperboard mill, sheeting facilities
                         Venlo, The Netherlands                       and sawmills
                         Cottonton, Alabama
                         Greenville, Georgia

Consumer and Office      7 manufacturing and 8 distribution           Home, office, consumer and school products
Products                 locations throughout the United              manufacturing and distribution facilities
                         States, one manufacturing and
                         distribution location in Toronto,
                         Ontario, Canada, one manufacturing
                         location in Nuevo Laredo, Mexico,
                         and one distribution location in
                         Mexico City, Mexico

Item 3.  Legal Proceedings

         In 1991, Beazer East Inc. ("Beazer") sued Mead in the United States District Court for the Western District of Pennsylvania (C.A. No. 91-0408), alleging that Mead is liable to Beazer for certain past and future environmental remediation costs incurred by Beazer at the former Woodward Facility located in Dolomite, Alabama. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. In March 2000, the District Court entered an allocation order establishing Mead's share of recoverable costs at 67.5%. The Court also set a schedule for trial of all remaining issues between the parties, to be commenced at an unspecified date in 2001. Mead may not appeal the allocation order until all trial litigation is concluded. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site") is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible party. In 1994, Mead undertook a removal action at the closed coke plant site, consisting of demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. Mead has engaged in discussions with TDEC concerning the scope of any additional remedial actions that may be required for the site, although no determinations had been made as of the end of 2000. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, which subsequently became a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         In June 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near the Coke Plant Site. Costs of the proposed removal action were estimated by USEPA at the time to be approximately $5.1 million. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from USEPA advising them of their potential liability for the removal action. In December 1996, USEPA issued Unilateral Administrative Orders under
Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the 106 Order. Preliminary analyses by USEPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under
Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the USEPA as a result of the failure to comply with such order. Mead believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the USEPA, that it had sufficient cause for its decision not to comply with the 106 Order. However, if the USEPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. USEPA completed the removal action in November, 1998 and issued a Final Action Report in 1999. More contamination than expected was discovered and excavated. In a January 2000 letter, USEPA indicated that the cost of the removal action was approximately $13 million and the Agency would seek recovery of these costs from the PRPs. The letter did not address future remediation costs; however, USEPA issued a draft Feasibility Study in 1999 that estimated future costs to complete the remediation of Chattanooga Creek in the range of $6.3 million to $12.6 million. There were no significant changes or developments during 2000. Based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         In August 1997, Mead filed a Complaint in the Circuit Court for Jefferson County, Alabama (Case No. CV9705117) against a number of insurance companies who had provided insurance to the Woodward Iron Company and/or Mead facilities operated under the former Industrial Products division. The Complaint seeks a declaratory judgment and damages for the insurers' failure to provide a defense and coverage for claims in Beazer East Inc., the Coke Plant Site and Chattanooga Creek proceedings.

         In 1999, Mead received notice from the Rock-Tenn Company of a demand from the Michigan Department of Environmental Quality ("MDEQ") concerning Rock-Tenn's Otsego, Michigan mill property. In the notice to Rock-Tenn, MDEQ referred to potential liability under federal and state environmental laws for certain discharges to the Kalamazoo River, including discharges of polychlorinated biphenyls ("PCBs"), and for environmental response actions that have been or may be undertaken at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site or the Otsego mill property because of the presence of PCBs. In 1987, Mead transferred the Otsego mill and other assets to Rock-Tenn pursuant to an Asset Purchase Agreement. Rock-Tenn alleges Mead is legally responsible for the presence of PCBs at the Otsego mill and that Rock-Tenn is entitled to indemnification from Mead for all costs and liabilities associated with the presence or discharge of PCBs. Mead disputes Rock-Tenn's allegations and legal conclusions concerning Mead's responsibility, based in part on Rock-Tenn's operations at the Otsego mill since 1987. Based on information currently available to Mead, after considering established reserves, rights to contribution and potential insurance coverage, Mead does not expect these proceedings will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         In 1999, Mead received notice from the Maine Department of Environmental Protection ("MDEP") that it was seeking an investigation and possible remediation of certain solid waste management areas at Mead's Rumford, Maine mill, including areas that may be a source of mercury contamination. Prior to Mead's acquisition of the mill in November 1996, a chlor-alkali facility using mercury operated on portions of the property. Mead has engaged in discussions with the MDEP concerning the scope and nature of any required investigation and/or remediation, but no determinations had been made as of the end of 2000. Based on information currently available to Mead, after considering rights to contribution, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         A patent infringement proceeding entitled Riverwood International
                                                   -----------------------
Corporation v. The Mead Corporation was brought against Mead in the United
-----------------------------------
States District Court for the Northern District of Georgia (Civil Action No. 1-94-CV-90 CAM) by Riverwood International Corporation. A second patent infringement proceeding against Mead filed by Riverwood with the same title and in the same court (Civil Action No. 97-CV-2767) had been stayed pending the outcome of the first proceeding. The first patent was determined to be invalid and final appeal was denied in May, 2000. The second proceeding is now active and discovery involving Riverwood's '789 and '361 patents is proceeding. Mead expects this proceeding will not have a material adverse effect on the financial condition, liquidity or results of operation of the Company based on information currently available to Mead.

         Additional information is included in Part I, Item 1,
"Business--Environmental Laws and Regulations," and Note R on page 52.

         Mead is involved in various other litigation and administrative proceedings arising in the normal course of business, which, in the opinion of management, after considering established reserves, is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of Mead.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Executive Officers of the Company

         The Executive Officers of Mead as of February 1, 2001, their ages, positions and offices with Mead, and the principal occupation (unless otherwise stated, position is with Mead) of such Executive Officers during the past five years are as follows:

   Name                    Age       Position and Offices
   ----                    ---       --------------------

Raymond W. Lane            52        Executive Vice President since April, 1996;
                                     prior to that Vice President, Operating
                                     Officer since July, 1994.

Sue K. McDonnell           52        Vice President, General Counsel and
                                     Secretary since June, 1999; prior to that Vice President, Deputy General Counsel since November, 1996; prior to that Deputy
                                     General Counsel since 1995.

Timothy R. McLevish        46        Vice President and Chief Financial Officer
                                     since December, 1999; prior to that Vice
                                     President, Finance and Treasurer since
                                     July, 1998; prior to that President of the Specialty Paper Division.

Ian W. Millar              50        Executive Vice President since January,
                                     2001 and President of the Mead Paper
                                     Division since July, 1998; prior to that President of the Mead Packaging Division.

A. Robert Rosenberger      56        Vice President, Human Resources since June,
                                     1997; prior to that Vice President of Human
                                     Resources of Mead Packaging Division since
                                     August, 1994.

Jerome F. Tatar            54        Director; Chairman of the Board, Chief
                                     Executive Officer and President since
                                     November, 1997; prior to that President and Chief Operating Officer since April, 1996;
                                     prior to that Vice President, Operating
                                     Officer since July, 1994.

Peter H. Vogel, Jr.        47        Vice President, Finance and Treasurer since
                                     December, 1999; prior to that Vice
                                     President - Business Affairs since
                                     February, 1999; prior to that President of the Zellerbach Division since January,
                                     1997; prior to that President of the
                                     Gilbert Paper Division since March, 1993.

Mark T. Watkins            47        Vice President, Technology since December,
                                     2000; prior to that Vice President, Human
                                     Resources and Organizational Development of the Mead Paper Division since February,
                                     1999; prior to that he was Vice President, Michigan Operations of Mead Paper Division.

All Executive Officers of Mead are elected annually by the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Mead's Common Shares are listed on the New York, Chicago and Pacific Stock Exchanges, trading under the symbol "MEA." Information on market prices and dividends is set forth below:

MARKET PRICES PER COMMON SHARE
------------------------------

                                         2000                       1999
                                         ----                       ----
                                   High        Low             High       Low
                                   ----        ---
First quarter                    $45.1250    $28.1250        $33.312    $28.312
Second quarter                    38.1250     25.1250         44.750     32.562
Third quarter                     28.6875     21.6250         46.312     33.000
Fourth quarter                    32.8125     21.1875         43.625     32.375


DIVIDENDS PAID PER COMMON SHARE
-------------------------------

                                      2000                 1999
                                      ----                 ----

First quarter                         $.17                 $.16
Second quarter                         .17                  .16
Third quarter                          .17                  .16
Fourth quarter                         .17                  .17
                                      ----                 ----
Year                                  $.68                 $.65
                                      ====                 ====

     The number of Common shareowners of record as of March 5, 2001, was 39,166. See Note I on pages 39-40 for information regarding the amount of retained earnings available for dividends.

Item 6. Selected Financial Data

Five-Year Data on Operations, Liquidity, Financial Condition and Capital
Resources
(all dollar amounts in millions, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                       2000          1999        1998          1997          1996

-------------------------------------------------------------------------------------------------------------------------
Operations:
  Net sales                                                $4,368.1      $3,996.1    $3,944.2      $3,912.2      $3,436.9
  Earnings from continuing operations                         163.6         208.1       140.1         163.0         183.8
  Earnings per common share from continuing operations
    - assuming dilution                                        1.60          1.99        1.34          1.53          1.73
Liquidity:
  Working capital                                             269.0         229.7       406.9         312.7         280.1
  Current ratio                                                 1.3           1.2         1.6           1.5           1.4
Assets:
  Property, plant and equipment-net                         3,269.9       3,357.4     3,372.7       3,273.8       3,084.6
  Total assets                                              5,680.0       5,661.7     5,142.2       5,152.4       4,905.9
Capital:
  Borrowed capital - long-term debt                         1,322.8       1,333.7     1,367.4       1,428.0       1,239.7
  Equity capital                                            2,397.8       2,430.8     2,252.0       2,288.5       2,246.4

                                                           --------------------------------------------------------------
    Total capital                                          $3,720.6      $3,764.5    $3,619.4      $3,716.5      $3,486.1
Borrowed capital as a percent of total capital                 35.6%         35.4%       37.8%         38.4%         35.6%
Cash dividends per common share                            $    .68      $    .65    $    .64      $    .61      $    .59

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              REVIEW OF OPERATIONS
                              --------------------

OVERVIEW OF 2000

Sales revenue of $4.4 billion in 2000 increased 9% from $4.0 billion in 1999 primarily as a result of growth through acquisition in the Consumer and Office Products segment. Earnings from continuing operations were $163.6 million in 2000 compared to $208.1 million in 1999. In 1999, earnings from continuing operations included a $52.7 million after-tax gain on the sale of Mead's ownership in a pulp and lumber operation. Excluding special items in both years, earnings from continuing operations of $169.7 million or $1.66 per share in 2000 increased slightly from 1999 earnings of $165.6 million or $1.58 per share. The increase was primarily a result of growth in Consumer and Office Products.

Within Mead's Paper segment, sales and earnings increased from the level of 1999 as higher sales volume and higher average selling prices for coated paper were partially offset by reduced sales of uncoated paper, a nonstrategic grade. At the end of 1999 and in the first half of 2000, the Paper division shut down some less-efficient production capacity for uncoated paper. Near the end of 2000, the division acquired a carbonless coating facility and took steps to consolidate the combined carbonless operations. Average selling prices for coated paper in 2000 were higher than in 1999, although prices declined after mid-year reflecting continued growth in supply from imports and weaker demand as the economy slowed near year-end. Inventories of coated paper were higher at year-end 2000 than year-end 1999.

In the Packaging and Paperboard segment, sales revenue and earnings increased slightly from the level of 1999 as higher selling prices for corrugating medium offset a decline in packaging revenues and weaker markets for the segment's wood products business. Shipments of medium were slightly lower than in 1999, reflecting weaker demand after mid-year, which led to market-related mill downtime. Mead Packaging division's sales and earnings declined from the prior year due to weaker foreign currencies, primarily in Europe.

In the Consumer and Office Products segment, sales and earnings increased over 1999 with the first full year of sales of time management products from AT-A-GLANCE, a business Mead acquired in late 1999. Sales of Mead's school supplies increased as a result of an expanded product line and growth in Mexico. Further growth was hindered by weaker overall sales reported by mass retailers and a decline in volume of commodity-based school products resulting from increased foreign competition. Integration following the major acquisition continued on schedule.


Earnings Per Share Analysis
------------------------------------------------------------------------------------
                                                     2000          1999        1998
------------------------------------------------------------------------------------
Continuing operations before special items          $1.66         $1.58       $1.55
Special items                                        (.06)          .41        (.21)
                                                   ------         -----       -----
Continuing operations                                1.60          1.99        1.34
Discontinued operations                                                        (.20)
Change in accounting principle                       (.02)
                                                   ------         -----       -----
Net earnings (assuming dilution)                    $1.58         $1.99       $1.14
------------------------------------------------------------------------------------

SPECIAL ITEMS, ACCOUNTING PRINCIPLE CHANGE AND DISCONTINUED OPERATIONS
----------------------------------------------------------------------

In the second half of 2000, Mead shut down the Kalamazoo, Michigan, Consumer and Office Products converting plant and the Atlanta, Georgia, container plant of the Packaging and Paperboard segment. The cost of these two shutdowns amounted to 6 cents per share ($9.5 million pretax) and included severance costs, asset write-offs and other related expenses. These charges (see Note K to the Financial Statements) were taken during the third and fourth quarters of 2000.

In late 1999, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, requiring companies affected by its provisions to report the impact on any changes in sales, costs and related balance sheet amounts no later than the fourth quarter of 2000. This bulletin was amended twice in 2000. Mead's accounting practices for revenue recognition complied with the SEC's guidance in virtually all respects. In several minor areas, however, adjustments were required to comply with SEC guidance, the effect of which aggregated to 2 cents per share ($2.4 million after tax) earnings reduction as of the beginning of 2000. This adjustment is reflected as the cumulative effect of a change in accounting principle.

During 1999, Mead sold several nonstrategic assets, including its 50% ownership of Northwood Inc. of Canada for $240 million (Canadian) in cash and convertible debentures of $77.5 million (Canadian). The assets of Northwood included a pulp mill and lumber and plywood facilities. Mead recorded an after-tax gain of 50 cents per share ($82.3 million pretax) from the sale. Special items in 1999 also included an after-tax charge of 11 cents per share ($18.9 million pretax) for asset write-offs and severance costs related to the shutdown of four uncoated paper machines at the company's paper mill in Rumford, Maine. The company had a 2 cents per share ($2.7 million pretax) gain in 1999 which represented a reversal of an original charge to selling and administrative expenses in 1998 (see below). These special items totaled 41 cents per share in 1999 (see table). These charges (see Note K to the Financial Statements) were taken during the second and fourth quarters of 1999.

Also, during 1999, the company completed the sale of the merchandising unit of its Packaging and Paperboard segment and a sawmill that was part of its Paper segment. Proceeds from these sales were approximately the same as the carrying values of the assets and, therefore, had no impact on earnings. Mead purchased a small paper mill in County Devon, England, in the third quarter of 1999 and a small school products business in Mexico late in the fourth quarter. In the fourth quarter, Mead purchased the AT-A-GLANCE group of Cullman Ventures, Inc. for approximately $540 million, which has become a part of the Consumer and Office Products segment.

During 1998, Mead recorded a charge of 13 cents per share ($22 million pretax) for an organizational change and work force reduction program that included plans to eliminate 318 positions (see Note K to the Financial Statements). As a result of lower severance outplacement costs, the company reversed 2 cents per share ($2.7 million pretax) of the original charge to selling and administrative expenses in the third quarter of 1999.

Special items during 1998 included organizational changes and related work force reductions noted above, asset write-downs and asset sales. For asset write-downs, the company recorded charges of 25 cents per share ($37.7 million pretax). Asset sales resulted in gains of 17 cents per share ($28.3 million pretax). Special items in 1998 totaled 21 cents per share.

Also, during 1998 Mead undertook a number of initiatives that included the sale of its Distribution segment and related real estate for $288 million, which resulted in a charge of 20 cents per share ($20.4 million after tax) (see Note N to the Financial Statements). That charge is classified as "Discontinued Operations."

Paper Segment
(all dollar amounts in millions)
----------------------------------------------------------------------------------
                                                2000           1999         1998
----------------------------------------------------------------------------------
Sales                                       $1,926.5       $1,882.7     $1,880.4
Earnings before income
  taxes and special items                      181.9          165.0        222.7
Special items                                                 (17.4)       (16.4)
                                            --------       --------     ---------
Earnings before income taxes                $  181.9       $  147.6     $  206.3
----------------------------------------------------------------------------------


Sales revenue in the Paper segment increased slightly compared to 1999. Earnings before special items improved 10% from 1999 primarily as a result of higher average selling prices for coated paper.

Prices for coated paper fluctuated between 1998 and 2000 as a result of changes in market supply and demand. In 1998, rising imports of coated paper from Europe and Asia Pacific increased the overall supply in the U.S. market. Increased supply led to a decline in selling prices in coated paper by the second half of 1998 that continued through the first half of 1999. Mead took market-related downtime in the second half of 1998 and during the first three quarters of 1999 to better manage its inventory. Prices stabilized by the second half of 1999 and strengthened near year-end 1999 and first quarter of 2000. However, selling prices declined after mid-year 2000 as rising imports led to increased supply, and demand weakened with a slowing in the U.S. economy. For the year, average selling prices in 2000 were higher than in 1999, although prices at year-end 2000 fell below the level of year-end 1999.

In 1999, sales revenue in the Paper segment was essentially unchanged from 1998. Earnings before special items decreased from 1998 primarily as a result of lower selling prices for all major grades of paper.

Paper
-----

Mead Paper division manufactures and sells coated paper for use by publishers of books, magazines, catalogs and advertising materials and by commercial printers. The division produces and sells carbonless copy paper for use in multi-part forms. It also sells uncoated papers and market pulp. The division has three mills located in Maine, Michigan and Ohio and carbonless coating facilities in Ohio.

Division sales revenue was slightly lower than in 1999 on lower sales volume of uncoated paper, a nonstrategic product line. Earnings improved over 1999 on higher average selling prices for coated paper and productivity improvements that partially offset higher costs for energy and raw materials. Shipment volume of coated paper increased 4% over 1999. Shipments of uncoated paper were much lower following the permanent shutdown of four older paper machines in the fourth quarter of 1999. Shipments of carbonless paper declined 4% from 1999, consistent with a gradual decline in the market for multi-part business forms. Average selling prices for carbonless paper were essentially unchanged from the prior year.

The inventory level of finished goods, primarily coated paper, was approximately 30% higher at year-end 2000 than at year-end 1999. The increase resulted from higher production levels of coated paper compared to 1999 when the division took market-related downtime. While inventories increased during the first half of 2000, the overall level began to decline after mid-year.

During the year, the division improved manufacturing efficiency across its three mills, rationalized product grade lines and completed the conversion of a former uncoated paper machine to a pulp dryer. One older paper machine, which produced base stock for carbonless paper, was permanently shut down, and another uncoated paper machine was idled indefinitely. Production of base stock for carbonless paper was moved to a larger, more efficient machine, displacing production of uncoated paper. In the fourth quarter of 2000, as part of an effort to consolidate carbonless paper operations, the division acquired the carbonless coating facilities of a major business forms printer and signed a multi-year sales agreement to supply the printer with carbonless paper. The agreement is expected to increase overall sales volume. As a result of the acquisition and consolidation of assets, Mead has increased its annual production capacity for carbonless paper by 25% to 290,000 annual tons while reducing the number of coaters, facilities and paper machines involved in producing carbonless products. By consolidating facilities, the division expects to improve the productivity of its operations and maintain sufficient production capacity to meet customer needs.

In 1999, division sales volume was essentially unchanged from 1998 levels as higher shipment volume was offset by lower selling prices for all grades of paper. Earnings were lower as a result of lower prices, partially offset by higher volume and improvements in productivity that led to lower unit cost.

Specialty Paper
---------------

Mead Specialty Paper division manufactures a variety of decorative and overlay saturating papers for laminates used in furniture, flooring, countertops and cabinets. It also produces a variety of specialty grades, including tape papers and filter and friction papers for industrial and automotive applications. The division operates a total of four mills, two in Massachusetts and one mill each in New York and England.

Division sales increased over 1999 as a result of continued volume growth of several specialty grades including wear-resistant overlay papers, filter and decor papers. Earnings were slightly higher than in 1999 as a result of higher sales volume, partially offset by higher costs for purchased pulp and energy and costs associated with integrating the County Devon, England, mill acquired in 1999. Demand for wear-resistant overlay papers continued to grow in North America, Europe and Asia Pacific, despite increased competition. Overall, order backlogs slowed in the second half of the year. In response to higher inventories, the division took market-related downtime in the fourth quarter of 2000.

In 1999, division sales increased over 1998 as a result of higher shipments of several specialty grades including wear-resistant overlay papers, filter and friction papers and tape papers. Earnings were slightly higher in 1999 than in 1998 as a result of higher shipments.

Gilbert Paper
-------------

Gilbert Paper division produces premium business correspondence papers and premium text and cover papers at its mill in Wisconsin.

Division sales increased slightly over the level of 1999 as a result of higher prices and improved sales mix. Overall sales volume was unchanged from the level of 1999. The division's sales volume continued to grow in text and cover papers, while volume declined for premium correspondence papers reflecting a gradual decline in market demand for cotton-content papers. Results for the division were lower as an increase in average selling prices was offset by higher costs for energy, purchased pulp and other raw materials, more than offsetting cost-reduction efforts by the division. Inventory levels at year-end 2000 were slightly higher than the prior year. The division took market-related downtime to balance production with demand.

In 1999, the division's sales revenue declined from the level of 1998 as a result of lower shipments due to weak market conditions and a strategic decision to reduce production and sale of lower-margin products. Despite lower sales revenue, earnings improved over 1998 as a result of a more profitable sales mix, cost reductions and improved operating efficiencies.


Packaging and Paperboard Segment
(all dollar amounts in millions)

---------------------------------------------------------------------------------
                                            2000            1999           1998
---------------------------------------------------------------------------------
Sales                                   $1,612.2        $1,582.5      $ 1,564.6
Earnings before income
taxes and special items                    177.4           169.2          153.8
Special items                               (3.4)             .8          (11.3)
                                        ---------       ---------     -----------
Earnings before income taxes            $  174.0        $  170.0      $   142.5
---------------------------------------------------------------------------------

Sales and earnings in the Packaging and Paperboard segment increased compared to 1999 as higher selling prices for corrugating medium offset slightly lower sales revenue in coated paperboard and packaging.

Selling prices for corrugating medium, which had declined throughout 1998, strengthened from mid-year 1999 through mid-year 2000, before declining slightly in the second half of 2000. Mead's average selling price for corrugating medium in 2000 improved 28% over the average selling price in 1999. The industry experienced stable demand and a reduction in containerboard supply in domestic markets due to publicly announced permanent reductions in production capacity by several companies following industry consolidation.

In 1999, sales revenue was essentially unchanged from 1998 levels as higher sales volume and selling prices for corrugating medium offset lower sales revenue in Mead's coated paperboard and packaging businesses. Earnings before special items in 1999 increased 10% over 1998, primarily as a result of improved pricing for medium.

Containerboard
--------------

Mead Containerboard division produces corrugating medium at its mill in Alabama. It also produces shipping containers at seven corrugating container plants.

Division sales revenue and earnings increased in 2000 over 1999 as a result of higher selling prices for corrugating medium. Shipments of medium were slightly lower than in 1999, reflecting a weakening in demand in the second half of 2000. During the fourth quarter of 2000, the mill took 42,000 tons of market-related production downtime to better manage its inventory levels. The inventory of medium declined in the fourth quarter but ended the year higher than year-end 1999. The mill operated well throughout the year. Production volume was unchanged from the prior year level, despite downtime taken late in the year. Operating costs were higher in 2000, reflecting higher costs for energy, chemicals and some raw materials. Costs for purchased recycled fiber declined from prior year levels.

Prices for containers improved in 2000 over 1999 levels, while shipments of containers declined. During 2000, the company announced plans to close its container plant in Atlanta, Georgia, to improve profitability. The closing, which reduced the number of Mead container plants to seven, resulted in a pretax charge of $3.4 million in 2000.

In 1999, division sales revenue increased over 1998 as a result of higher shipment volumes of corrugating medium. Earnings increased over 1998 as a result of higher shipment volume and an improvement in selling prices that began mid-year. Operating costs increased in 1999 over 1998 as a result of higher costs for purchased recycled fiber and operating difficulties related to the start-up of an expanded paper machine and chemical recovery system. The operating issues were substantially resolved by year-end.

Coated Board
------------

Mead Coated Board division manufactures coated unbleached kraft paperboard for use in multiple beverage packaging and folding cartons. The coated paperboard is produced at the Mahrt mill near Phenix City, Alabama. Approximately 60% of the paperboard production is used by Mead Packaging division's worldwide beverage packaging business. The remainder is sold to folding carton manufacturers in North America and Europe. The division also has two sawmills that produce lumber products.

Sales volume of coated paperboard was essentially unchanged from 1999. Sales volume to external folding carton customers increased in North America and Europe, while volume sold to Mead's integrated packaging business declined slightly. Division sales revenue was similar to the 1999 level, as an increase in coated paperboard sales revenue offset a decline in both the pricing and sales volume of wood products at the division's sawmill operations. Earnings for the division declined from 1999 as a result of unfavorable foreign exchange rates for the division's European business, weaker demand for wood products and higher energy-related costs. Consolidation among folding carton customers and a growing supply of bleached, kraft and recycled paperboard for packaging led to competitive pressures on pricing in 2000. The Mahrt mill operated well during the year and the mill's production of coated paperboard increased over 1999. The level of finished inventory was slightly higher than at year-end 1999.

In 1999, division sales revenue was essentially unchanged from 1998. Earnings increased slightly on higher sales volume of paperboard and higher selling prices for lumber at the division's sawmill operations, which offset slightly lower selling prices for coated paperboard.

Packaging
---------

Mead Packaging division is a leading worldwide supplier of multiple packaging and packaging systems for the beverage and food markets. Customers include worldwide consumer products companies serving these markets. The division is a global packaging business with offices and facilities in more than 30 countries worldwide.

Division earnings increased during 2000 at exchange rates similar to those of 1999. However, due to a strong U.S. dollar, actual sales and earnings declined as the revenues from Mead's operations outside North America were translated from weaker foreign currencies into U.S. dollars for reporting purposes. The volume of cartons sold in Europe, Mexico, Australia and Asia continued to grow over prior years. That growth was offset by weaker volumes of soft-drink packaging in North America and a decrease in beverage packaging volume in Brazil. Customer consolidations, competitive pricing in some key markets and slower growth rates in carbonated drinks characterized market conditions for the Packaging business. Productivity improvements, combined with the reorganization of several operations during 1999, helped offset higher costs for labor and materials. The overall level of finished goods inventory was unchanged from year-end 1999. The division continued to make improvements in carton design and the placement of new packaging systems, primarily in markets outside North America.

In 1999, sales volume of ongoing operations increased from 1998. However, due to the sale of two small business units and a strong U.S. dollar, sales revenue at actual exchange rates declined compared to 1998. Earnings decreased from 1998 due to the strong U.S. dollar, costs for outsourcing of some manufacturing and costs related to reorganizations taken in Europe and Asia Pacific.

Consumer and Office Products Segment
(all dollar amounts in millions)
-------------------------------------------------------------------------------------
                                                 2000          1999            1998
-------------------------------------------------------------------------------------
Sales                                          $829.4        $530.9          $499.2
Earnings before income
taxes and special items                          67.8          37.9            47.4
Special items                                    (6.1)           .1            (4.6)
                                               ------        ------          ------
Earnings before income taxes                   $ 61.7        $ 38.0          $ 42.8
-------------------------------------------------------------------------------------

Consumer and Office Products is a producer and distributor of school supplies, time management products such as planners and calendars, and office products and related items. Products are distributed through mass retailers, office superstores, commercial stationers and office products catalogs. The product line and distribution channels were expanded with the acquisition in November 1999 of AT-A-GLANCE and its portfolio of time management and office products.

Sales revenue and earnings for the segment increased over 1999 primarily as a result of the acquisition. In 1999, school products represented the majority of segment sales. Following the acquisition, the segment's product base became more diverse with school products making up less than half of segment sales. Sales revenue from school products in 2000 increased over 1999 as a result of higher selling prices, including an expanded line of value-added school products, licensed products and products proprietary to Mead, and sales growth in the Mexican market. Sales of commodity-based school products met increased pressure from foreign competition. Further improvement in sales revenue during the back-to-school selling season was hindered somewhat by lower overall sales reported by mass retailers in the second half of the year reflecting a slowing economy. The majority of sales of school products are sold through mass retailers in the back-to-school selling season during the second and third quarters of the year. Sales of time management products are made through office superstores, commercial stationers and catalogs and occur primarily in the third and fourth quarters of the year. Time management products include planners, organizers, appointment books and desk and wall calendars. Sales of time management products increased in 2000 as a result of a full year of sales of AT-A-GLANCE products. Costs increased in 2000 for uncoated paper, a primary raw material for some paper-based products such as tablets. The business was not able to pass all of the increase on to customers due to foreign competition of paper-based products.

During the year, the Consumer and Office Products segment completed the shutdown of a converting plant in Kalamazoo, Michigan, as part of ongoing efforts to improve overall productivity of its converting and distribution system. Inventory and equipment from the plant were moved to other facilities. The shutdown resulted in a $6.1 million pretax charge in 2000. During the year, the integration of the AT-A-GLANCE acquisition continued on schedule. The segment formed a new management organization with members from both the former school and office products and AT-A-GLANCE organizations and consolidated some marketing functions. The segment sold some time management products through mass retail channels as a result of initial cross-marketing efforts.

In 1999, sales increased compared to 1998 as a result of the acquisition of AT-A-GLANCE late in the year. In 1999, the segment expanded its manufacturing and presence in the Mexican market by acquiring the assets of a distribution company that had sold Mead's school supplies in the country for more than 10 years.

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

Selling and administrative expenses for 2000 of $493 million increased over comparable amounts for 1999 and 1998. Of the increase, approximately $89 million related to the results of the acquisitions in 1999. The acquisitions were included for only a portion of the year in 1999. The remainder of the increase in 2000 was a result of ongoing costs to implement an enterprise resource planning ("ERP") system and general inflationary pressures. Selling and administrative costs in both 1999 and 1998 were $387 million. Included in 1998 expenses was a charge of $22 million associated with certain organizational changes and a related reduction in Mead's work force. Excluding the effect of this charge, the increase in selling and administrative expenses was $22 million in 1999 from 1998, of which the majority was November and December 1999 expenses from AT-A-GLANCE.

OTHER REVENUES
--------------

Other revenues in 2000, 1999 and 1998 were $11 million, $97 million and $34 million, respectively. The most significant component of other revenue in 1999 was a pretax gain of $82 million on the sale of Mead's investment in Northwood Inc. Gains on the sale of nonstrategic assets were $4 million in 1999 and $28 million in 1998. Investment income was $8 million, $5 million and $6 million in 2000, 1999 and 1998, respectively.

INTEREST AND DEBT EXPENSE
-------------------------

Interest and debt expense for 2000 was $121 million, an increase of $16 million over the 1999 level of $105 million. A higher level of total average borrowings was the primary driver of the increase. Expense levels for 1999 were lower than the $109 million for 1998, despite the increase in the total amount of borrowings at year-end 1999. During most of 1999, average debt levels were lower than during 1998.

                                FINANCIAL REVIEW
                                ----------------

LIQUIDITY AND CAPITAL RESOURCES

Mead's cash flows from operating activities were $468 million in 2000, compared to $485 million in 1999 and $423 million in 1998. An overall increase in working capital was the primary reason for the decline in 2000.

During 2000, Mead continued its stock repurchase program, acquiring 4.1 million shares for $108 million. Repurchases in 1999 were 1.2 million shares for $43 million, and repurchases in 1998 were 2.6 million shares for $83 million. Cash inflows from employee exercises of stock options in 2000 aggregated to $8 million, down considerably from the $48 million in 1999 and the $13 million in 1998.

During 1999, Mead spent approximately $570 million to purchase AT-A-GLANCE and two other much smaller entities. These acquisitions were financed with available funds and short-term borrowings. By the end of 1999, short-term borrowings were reduced by cash proceeds from the sale of Northwood Inc. and other subsequent cash flows from operations.

Mead's total debt (including notes payable and current maturities) at year-end 2000 was $1,536 million, down slightly from $1,555 million in 1999 and up from $1,375 million in 1998. The acquisition of AT-A-GLANCE was the primary reason for the increase in debt levels between 1998 and 1999. Mead's total debt as a percentage of total capital was 39.0% at the end of 2000, compared with 39.0% for 1999 and 37.9% for 1998.

Additional financing capability is afforded by a $300 million bank credit agreement that expires in November 2001 and a $300 million credit agreement that expires in November 2005. The bank credit agreements support $49 million of the company's capital lease obligations and $61 million of its short-term borrowings, leaving $490 million that can be borrowed.

At the end of 2000, Mead paid a fixed or capped rate on 69% of its debt and paid a floating rate on the remaining amount. A change of 1% in the floating rate, on an annual basis, would result in a change of 3 cents per share. The estimated market value of long-term debt was $15.1 million less than book value at the end of 2000.

Working capital at the end of 2000 was $269 million, compared to $230 million for 1999 and $407 million for 1998. The increase from 1999 was primarily attributable to a $72 million increase in inventory, offset by increases in accounts payable and accrued liabilities. The reduction from 1998 to 1999 was due to a $213 million increase in notes payable and current maturities and a $46 million reduction in cash, offset by approximately $69 million of working capital from the AT-A-GLANCE acquisition. Mead's current ratios at the end of 2000, 1999 and 1998 were 1.3, 1.2 and 1.6, respectively. The replacement values of inventories exceeded their last-in, first-out ("LIFO") values by $183 million at the end of 2000. Adjusted for LIFO, Mead's current ratio would be 1.4 at year-end.

CAPITAL SPENDING

Mead's level of capital spending in 2000 of $206 million was below the level of depreciation. Comparable amounts for 1999 and 1998 were $213 million and $384 million, respectively. A large portion of the 1998 spending related to completion of the $224 million expansion and upgrade of the Stevenson, Alabama, corrugating medium mill. That project added virgin pulp-making capabilities, a wood fuel boiler and additional dryer capacity, increasing the mill's annual capacity to 840,000 tons from 640,000 tons.

Capital spending projects in 2000 included completion of a pulp dryer at the Maine paper mill and various equipment upgrades. In 1999, upgrade projects were completed at the specialty paper mill in New York, the Ohio paper mill and the coated paperboard mill in Alabama.

EFFECTS OF INFLATION

The rate of general inflation remains at a low level and is not expected to have a significant effect on results in 2001 except for energy-related costs. Costs for energy, including natural gas, oil and electricity, and costs for certain raw materials, such as purchased pulp, increased significantly in 2000. The increase in these costs affected many of the company's businesses. Rising oil prices affect costs for transportation, fuel oil and some petroleum-derived raw materials.

ENVIRONMENTAL PROCEEDINGS

Mead has been notified by the United States Environmental Protection Agency ("USEPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at six sites currently operated or used by Mead. Mead is also currently named a Potentially Responsible Party ("PRP"), or has received third-party requests for contributions under federal, state or local laws with respect to at least 20 sites sold by Mead over many years or owned by contractors used by Mead for disposal purposes. Some of the proceedings are described in more detail in Part I, Item 3, "Legal Proceedings" of Form 10-K. There are other former Mead facilities and those of contractors that may contain contamination or may have contributed to potential Superfund sites for which Mead has not received any notice or claim. Mead's potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs that Mead may be required to pay for remediation of all these owned and unowned sites is not certain at this time, Mead has reserves of approximately $40 million related to current environmental litigation and proceedings that it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, the volumetric amount, if any, of Mead's contribution, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next three years stated in Part I, Item 1, "Business-Environmental Laws and Regulations" of Form 10-K. Mead believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $40 million. The estimate of this range is less certain than the estimates upon which the reserves are based.

In April 1998, USEPA promulgated regulations under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills. All three of Mead's bleached paper mills have eliminated elemental chlorine from their bleaching operations and are in compliance with effluent requirements of the pulp and paper Cluster Rules well in advance of the regulatory deadlines.

Various states bordering the Great Lakes in 1997, including Michigan and Ohio, adopted state regulations consistent with the Federal Great Lakes Initiative ("GLI"). These state regulations have been approved in large part by USEPA, although some elements of each state's program have been disapproved and are subject to change. However, Mead does not expect any significant additional capital expenditures

(beyond those previously stated in Part I, Item 1, "Business - Environmental Laws and Regulations" of Form 10-K) will be necessary to comply with these regulations.

To reduce ozone-causing pollutants from large utility and industrial sources in the Midwest and South, USEPA has issued a call for certain states, including Alabama, Michigan and Ohio, to adopt more stringent emission controls on all or some of the sources within their boundaries (the "NOx SIP Call"). Although legal challenges to the NOx SIP Call have been filed, Alabama, Michigan and Ohio have proposed new regulatory programs intended to satisfy the NOx SIP Call. As proposed, a total allowable emissions level would be specified for each affected facility, which could be satisfied through a variety of actions, ranging from curtailing use of equipment to installing additional emissions control systems. Alternatively, additional emissions allowances could be acquired through a form of emissions trading with other emission sources. These state programs are not final, and Mead has not determined what actions it will want or need to take to assure compliance with these new programs. No new emission limitations or standards are expected to take effect before 2004. Mead, at this time, does not expect that any significant capital expenditures (beyond those previously stated in Part I, Item 1, "Business - Environmental Laws and Regulations" of Form 10-K) will be necessary in the next three years to comply with these regulations.

DERIVATIVE DISCLOSURE

Mead is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. To manage these market risk exposures, the company enters into various hedging transactions governed by corporate policies and procedures that are approved and regularly reviewed by the Finance Committee of the Board of Directors. Mead does not use financial instruments for trading purposes.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. This Statement will be adopted effective January 1, 2001, and will result in a cumulative after-tax reduction in net earnings of approximately $10.4 million and a reduction in other comprehensive loss of $10.3 million in the first quarter of 2001 (see Note A to the Financial Statements).

INTEREST RATES

Mead's objective is to reduce its interest expense through a blend of fixed and floating interest rate instruments. The company primarily funds itself with long-term debt having final maturities ranging from five to 50 years at date of issue, a portion of which has variable interest rates, and with variable interest rate commercial paper. The company uses interest rate swaps and caps in managing its mix of fixed and floating rate debt.

Mead assesses its interest rate risk by estimating the potential increase in fair market value of its debt that would result from a hypothetical parallel downward shift of the yield curve. Using the portfolio valuation models available from Bloomberg(TM) which use theoretical values as well as market prices for instruments with similar characteristics, including the theoretical value of any embedded options (e.g., puts or calls), a hypothetical 100 basis point parallel downward shift of the yield curve would increase the fair market value of Mead's debt by approximately $82 million and $81 million at December 31, 2000 and 1999, respectively.

FOREIGN CURRENCY

Mead has foreign-based operations, primarily in Canada, Mexico and Western Europe, which accounted for approximately 13% of its 2000 net sales. In addition, certain of Mead's domestic operations have sales to foreign customers. In the conduct of its foreign operations, Mead also makes intercompany sales and receives royalties and dividends denominated in many different currencies. All of this exposes Mead to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of Mead's domestic operations are generally stable and regularly occurring, and are recorded at fair market value in Mead's financial statements. Mead's foreign currency management policy permits Mead to enter into foreign currency hedges when these flows exceed a threshold which is a function of these cash flows and forecasted annual net income. During 2000, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating earnings.

Mead also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates at loan issue and loan repayment dates. Generally, Mead uses forward exchange contracts with terms of less than one year to hedge these exposures. When applied to Mead's derivative and other foreign currency sensitive instruments at December 31, 2000, a 10% adverse change in currency rates would not materially affect Mead's financial position, annual results of operations or cash flows.

COMMODITIES

Mead is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the markets in which the company's many suppliers operate. Mead's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company does use a limited amount of financial instruments to manage its exposure to commodity prices. At year-end 2000, Mead had two swap transactions hedging future purchases of old corrugated containers ("OCC") and corrugated medium sales totaling approximately $12 million over three years. The potential financial impact of these swaps was assessed by modeling a two standard deviation movement in the price of these commodities for the life of the transactions. These transactions are not expected to have a material impact on Mead's financial position or annual results of operations or cash flows based on the analysis.

OUTLOOK

Mead's operations throughout the world are affected by changes in supply and demand, both of which are influenced by changes in foreign currency exchange rates, interest rates, consumer confidence and other factors. While changes in demand are generally gradual and track the rate of domestic economic activity, new supply typically comes onto the market in large increments with the start-up of new productive capacity. The result can be temporary periods of oversupply that lead to price weakness, as in 1998 and 1999. Prices for several of Mead's products improved in the first half of 2000. In the second half of the year, however, weaker foreign currencies and slowing worldwide economies negatively affected selling prices for many of Mead's products.

New capacity for paper and paperboard in the U.S. is expected to grow at a slower rate over the next few years than during the late 1990s. New global capacity in Europe, Asia Pacific and Canada has increasingly become a factor in recent years. During 1998 and much of 1999, new global capacity led to increased supply. Weaker markets in Asia Pacific and weaker foreign currencies relative to the U.S. dollar led to an increase in imports into the United States. U.S. producers attempted to reduce inventories by taking market-related downtime. As a result, selling prices declined. In late 1999 and through the first three quarters of 2000, the supply-demand balance improved, leading to some pricing improvements for certain grades of paper and containerboard. However, in the fourth quarter of 2000, demand began to subside and prices began to decline.

The impact of e-commerce to date appears to be additive to the traditional uses of coated paper which include magazines, catalogs and advertising materials. The overall market demand for carbonless copy paper used in multi-part business forms continued to decline gradually in 2000 as it did in 1999 and 1998.

The sales by Mead's foreign operations are approximately 13% of overall sales, with most occurring in the packaging and coated board businesses of the Packaging and Paperboard segment and in the Consumer and Office Products segment, primarily in Europe, Mexico and Canada. Fluctuations in European and Canadian currencies can affect operating results for these segments. The impact of currency fluctuations can affect the results of Mead's individual businesses.

Energy-related costs, specifically costs for natural gas, oil and purchased electricity, increased by approximately 15% in 2000 over 1999. While the company relies on self-generated sources for approximately half of its energy needs, natural gas, oil and purchased electricity represent an important component of the company's energy needs. Factors leading to the increase in energy prices include reduced supply, growing demand and deregulation of the utility industry. These factors are expected to continue to affect energy prices in 2001.

The company's businesses continue to show signs of a slowing economy and the impacts of rising energy-related costs and a strong U.S. dollar. These factors had a significant impact on the company's 2000 results, especially in the more cyclical businesses of coated paper and containerboard. Looking forward to the first half of 2001, weak market conditions are likely to affect these businesses. To counter the impact of these factors, the company intends to improve productivity, align production more closely to meet demand, reduce discretionary spending, implement a hiring freeze and other cost controls, and continue to keep capital spending at levels below that of depreciation.

During 2000, Mead continued the multi-year implementation of an enterprise resource planning system across the company. Mead expects the technology and the redesign of business processes will help achieve meaningful cost reductions and enhanced operating efficiencies. Mead expects to spend approximately $125 million to implement its ERP system between 1998 and 2003. Through 2000, Mead had incurred costs totaling approximately $76 million. These costs include incremental amounts for hardware and software and costs for the redeployment of company resources. The expenditures for this system will replace some expenditures that would have been spent to upgrade or replace existing systems. These costs do not include amounts incurred by operating divisions as they implement the ERP system. Some of the ERP costs are being expensed as incurred. Other costs, such as those for the purchase of systems, will be capitalized in accordance with generally accepted accounting principles. From 1998 through 2000, approximately 64% of the costs were capitalized, and 36% were expensed. When implementation is completed, the majority of costs are expected to be expensed. Over the past few years, Mead assembled an implementation team, developed a common format for the corporate-wide system and began a multi-year, phased-in implementation program. The new system is fully operational at the Coated Board division of the Packaging and Paperboard segment. The system is partially installed at all the company's major mills, specifically the component related to non-order management functions. In

2001, the implementations currently in process will be completed at the three larger paper mills of the Paper segment and the containerboard business of the Packaging and Paperboard segment. Implementation at additional company divisions will follow in 2002 and early 2003.

FORWARD-LOOKING STATEMENTS

Forward-looking statements throughout this report are based upon current expectations and are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to: growth in supply of different sectors of the paper and forest products industry, particularly in the U.S., Europe and Asia Pacific; demand for paper and paperboard in the U.S., Europe and Asia Pacific markets; market prices for these products; fluctuations in foreign currency, primarily in Europe; the stability of financial markets; capacity spending levels in the industry; general business and economic conditions in the U.S., Europe, Asia Pacific and Latin America; interest rates and their volatility; energy costs and availability; government actions; competitive factors; and opportunities that may be presented to and pursued by the company not known at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See information in Item 7.

Item 8.  Financial Statements and Supplementary Data

                             Financial Statements

                                                                          Page
                                                                          ----
Financial Statements:
 Independent Auditors' Report...........................................    27
 Statements of earnings.................................................    28
 Balance sheets.........................................................    29
 Statements of shareowners' equity......................................    30
 Statements of cash flows...............................................    31
 Notes to financial statements.......................................... 32-55

                              Supplementary Data

Selected quarterly financial data.......................................    56

INDEPENDENT AUDITORS' REPORT


Board of Directors
The Mead Corporation
Dayton, Ohio

We have audited the accompanying balance sheets of The Mead Corporation and consolidated subsidiaries (the "company") at December 31, 2000 and 1999, and the related statements of earnings, shareowners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Mead Corporation and consolidated subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, effective January 1, 2000, the company changed its method of revenue recognition for provisions included in certain sales agreements.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
January 25, 2001

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------


Year Ended December 31                                                                      2000                1999           1998
(all amounts in millions, except per share amounts)
Net sales                                                                              $ 4,368.1           $ 3,996.1      $ 3,944.2
Costs and expenses:
  Cost of sales (Note K)                                                                 3,529.6             3,328.4        3,256.3
  Selling and administrative expenses (Note K)                                             493.1               387.4          387.5
                                                                                       --------------------------------------------
                                                                                         4,022.7             3,715.8        3,643.8
                                                                                       --------------------------------------------
  Earnings from operations                                                                 345.4               280.3          300.4
Other revenues - net (Note L)                                                               10.9                96.7           34.2
Interest and debt expense                                                                 (121.0)            (105.1)         (109.0)
                                                                                       --------------------------------------------
  Earnings from continuing operations before income taxes                                  235.3               271.9          225.6
Income taxes (Note M)                                                                       82.5                98.5           83.7
                                                                                       --------------------------------------------
  Earnings from continuing operations before equity in
    net earnings (loss) of investees                                                       152.8               173.4          141.9
Equity in net earnings (loss) of investees (Note D)                                         10.8                34.7           (1.8)
                                                                                       --------------------------------------------
  Earnings from continuing operations                                                      163.6               208.1          140.1
Discontinued operations (Note N)                                                                                              (20.4)
                                                                                       --------------------------------------------
  Earnings before cumulative effect of change in
    accounting principle                                                                   163.6               208.1          119.7
Cumulative effect of change in accounting principle (Note A)                                (2.4)
                                                                                       --------------------------------------------
  Net earnings                                                                         $   161.2           $   208.1      $   119.7
                                                                                       ============================================

Earnings per common share - basic (Note A):

  Earnings from continuing operations                                                  $    1.61           $    2.04      $    1.36
  Discontinued operations                                                                                                      (.20)
                                                                                       --------------------------------------------
  Earnings before cumulative effect of change in
    accounting principle                                                                    1.61                2.04           1.16
  Cumulative effect of change in accounting principle                                       (.02)
                                                                                       --------------------------------------------
  Net earnings                                                                         $    1.59           $    2.04      $    1.16
                                                                                       ============================================
  Weighted-average number of common shares
    outstanding                                                                            101.5               102.3          103.3
                                                                                       ============================================

Earnings per common share - assuming dilution (Note A):

  Earnings from continuing operations                                                  $    1.60           $    1.99      $    1.34
  Discontinued operations                                                                                                      (.20)
                                                                                       --------------------------------------------
  Earnings before cumulative effect of change in
    accounting principle                                                                    1.60                1.99           1.14
  Cumulative effect of change in accounting principle                                       (.02)
                                                                                       --------------------------------------------
  Net earnings                                                                         $    1.58           $    1.99      $    1.14
                                                                                       ============================================
  Weighted-average number of common shares
    outstanding - assuming dilution                                                        102.3               104.6          104.9
                                                                                       ============================================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
BALANCE SHEETS
--------------

December 31                                                                                     2000              1999
(all dollar amounts in millions)
ASSETS

Current assets:
  Cash and cash equivalents                                                                $    29.4         $    56.4
  Accounts receivable, less allowance for doubtful accounts of
    $7.6 in 2000 and $8.1 in 1999                                                              557.3             547.7
  Inventories (Note C)                                                                         561.5             489.9
  Deferred tax asset (Note M)                                                                   91.5              77.5
  Other current assets                                                                          41.6              58.8
                                                                                  -------------------------------------
     Total current assets                                                                    1,281.3           1,230.3

Investments and other assets (Notes B, D and O)                                              1,128.8           1,074.0

Property, plant and equipment, net (Note E)                                                  3,269.9           3,357.4
                                                                                  -------------------------------------
       Total assets                                                                        $ 5,680.0         $ 5,661.7
                                                                                  -------------------------------------


LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Notes payable (Note G)                                                                   $   200.3         $   186.2
  Accounts payable (Note F)                                                                    269.1             266.1
  Accrued expenses and other current liabilities (Notes F and R)                               530.3             513.2
  Current maturities of long-term debt (Note G)                                                 12.6              35.1
                                                                                  -------------------------------------
    Total current liabilities                                                                1,012.3           1,000.6

Long-term debt (Notes G and Q)                                                               1,322.8           1,333.7

Commitments and contingent liabilities (Notes Q and R)

Deferred items (Notes M and P)                                                                 947.1             896.6

Shareowners' equity (Notes I, J and T):

  Common shares                                                                                147.4             153.0
  Additional paid-in capital                                                                   125.2             121.6
  Retained earnings                                                                          2,172.9           2,178.0
  Other comprehensive loss                                                                     (47.7)            (21.8)
                                                                                  -------------------------------------
                                                                                             2,397.8           2,430.8
                                                                                  -------------------------------------
       Total liabilities and shareowners' equity                                           $ 5,680.0         $ 5,661.7
                                                                                  -------------------------------------

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF SHAREOWNERS' EQUITY
---------------------------------

                      (all dollar amounts in                                                                 Other
                      millions, except per share                                                     Comprehensive  Comprehensive
                      amounts; all share             Common Shares          Additional    Retained            Loss       Earnings
                                                  ---------------------
                      amounts in thousands)           Shares    Amount Paid-In Capital    Earnings        (Note T)       (Note T)
                                                  -------------------------------------------------------------------------------
    December 31, 1997                                103,885    $154.9          $ 53.5    $2,100.6         $ (20.5)
                      Net earnings                                                           119.7                        $ 119.7
                      Shares issued                      587        .9            14.5
                      Shares purchased                (2,642)     (3.9)           (1.7)      (77.2)
                      Cash dividends -
                        $.64 a common share                                                  (66.2)
                      Foreign currency
                        translation
                        adjustment                                                                           (15.0)         (15.0)
                      Change in minimum
                        pension liability (net of
                        income tax benefit of
                        $4.5)                                                                                 (7.6)          (7.6)
                                                  -------------------------------------------------------------------------------
    December 31, 1998                                101,830     151.9            66.3     2,076.9           (43.1)        $ 97.1
                                                                                                                     ============
                      Net earnings                                                           208.1                        $ 208.1
                      Shares issued                    1,978       2.9            56.4
                      Shares purchased                (1,229)     (1.8)           (1.1)      (40.5)
                      Cash dividends -
                        $.65 a common share                                                  (66.5)
                      Foreign currency
                        translation
                        adjustment                                                                            17.2           (3.3)
                      Change in minimum
                        pension liability (net
                        of income taxes of $.5)                                                                 .8             .8
                      Change in unrealized gain on
                        available-for-sale
                        securities (net of income
                        taxes of $1.8) (Note D)                                                                3.3            3.3
                                                  -------------------------------------------------------------------------------
    December 31, 1999                                102,579     153.0           121.6     2,178.0           (21.8)       $ 208.9
                                                                                                                     ============
                      Net earnings                                                           161.2                        $ 161.2
                      Shares issued                      360        .5             8.8
                      Shares purchased                (4,071)     (6.1)           (5.2)      (96.9)
                      Cash dividends -
                        $.68 a common share                                                  (69.4)
                      Foreign currency
                        translation
                        adjustment                                                                           (11.4)         (11.4)
                      Change in minimum
                        pension liability (net of
                        income tax benefit of
                        $.3)                                                                                   (.6)           (.6)
                      Change in unrealized loss
                        on available-for-sale
                        securities (net of income
                        tax benefit of $7.4)
                        (Note D)                                                                             (13.9)         (13.9)
                                                  -------------------------------------------------------------------------------
    December 31, 2000                                 98,868    $147.4         $ 125.2    $2,172.9         $ (47.7)       $ 135.3
                                                  ===============================================================================

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------


Year Ended December 31                                                                 2000         1999          1998
(all dollar amounts in millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net earnings                                                                       $ 161.2      $ 208.1       $ 119.7
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
   Depreciation, amortization and depletion of
     property, plant and equipment                                                   276.4        263.2         260.3
   Depreciation and amortization of other assets                                      60.5         44.2          41.5
   Deferred income taxes                                                              22.0         11.9          30.5
   Investees - earnings and dividends                                                 (1.1)       (16.1)         16.3
   Gain on sale of assets                                                                         (86.3)        (28.3)
   Discontinued operations                                                                                       20.4
   Cumulative effect of change in accounting principle                                 2.4
   Other                                                                             (10.1)        23.0           8.9
   Change in assets and liabilities, excluding
     effects of acquisitions and dispositions:
        Accounts receivable                                                          (25.5)        (1.2)         17.1
        Inventories                                                                  (56.5)        34.0         (46.0)
        Other current assets                                                          17.2          7.4          (5.6)
        Accounts payable and accrued liabilities                                      21.3         (3.6)         (3.7)
  Cash (used in) discontinued operations                                                                         (8.5)
                                                                                   -------      -------       -------
    Net cash provided by operating activities                                        467.8        484.6         422.6
                                                                                   -------      -------       -------
Cash flows from investing activities:

  Capital expenditures                                                              (205.9)      (212.9)       (384.0)
  Additions to equipment rented to others                                            (28.3)       (26.8)        (31.1)
  Payments for acquired businesses, net of cash acquired                             (41.9)      (559.0)        (50.9)
  Proceeds from sale of assets                                                                    185.2         342.2
  Other                                                                              (28.1)       (33.0)        (33.6)
                                                                                   -------      -------       -------
    Net cash (used in) investing activities                                         (304.2)      (646.5)       (157.4)
                                                                                   -------      -------       -------
Cash flows from financing activities:
  Additional borrowings                                                               10.0         15.0         160.5
  Payments on borrowings                                                             (45.0)       (23.4)       (217.2)
  Notes payable                                                                       14.1        186.2
  Cash dividends paid                                                                (69.4)       (66.5)        (66.2)
  Common shares issued                                                                 7.9         48.4          13.0
  Common shares purchased                                                           (108.2)       (43.4)        (82.8)
                                                                                   -------      -------       -------
    Net cash provided by (used in) financing activities                             (190.6)       116.3        (192.7)
                                                                                   -------      -------       -------

Increase (decrease) in cash and cash equivalents                                     (27.0)       (45.6)         72.5
Cash and cash equivalents at beginning of year                                        56.4        102.0          29.5
                                                                                   -------      -------       -------
Cash and cash equivalents at end of year                                           $  29.4      $  56.4       $ 102.0
                                                                                   -------      -------       -------

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------

A - Significant Accounting Policies

CONSOLIDATION. The accompanying financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. Investments in investees are stated at cost plus the company's equity in their undistributed net earnings since acquisition.

CASH AND CASH EQUIVALENTS. The company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES. The inventories of finished and semi-finished products and raw materials are stated at the lower of cost or market determined primarily on the last-in, first-out (LIFO) basis. Stores and supplies are stated at average cost.

OTHER ASSETS. Included in other assets are goodwill, capitalized software, equipment rented to others and other intangibles, which are being amortized using the straight-line method over their estimated useful lives of three to 20 years. The company periodically reviews goodwill balances for impairment based on the expected future cash flows of the related businesses acquired.

COMPUTER SOFTWARE COSTS. The company records software development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

NET EARNINGS PER COMMON SHARE. Net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year. The difference between earnings per common share and earnings per common share (assuming dilution) is the result of outstanding stock options.

STOCK OPTIONS. The company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25.

RECLASSIFICATION. Certain prior year amounts have been reclassified to conform to current year presentation. The company changed the presentation of its income statement to include cost of sales and selling and administration expenses under the heading of costs and expenses, eliminating the gross margin line. This change conforms the company's presentation to more closely compare to that of other companies in its industry. Additionally, in compliance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the company reclassified to revenue certain shipping and handling costs billed to customers that were previously recorded as an offset to shipping and handling costs included in cost of goods sold.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which addresses the timing of revenue recognition. In response to SAB 101, the company undertook a review of its revenue recognition practices and identified certain provisions included in a limited number of sales arrangements that delayed the recognition of revenue under SAB 101. During the fourth quarter 2000, the company changed its method of accounting for the provisions included in these sales agreements to be in accordance with SAB 101. The company has retroactively adopted SAB 101 as of January 1, 2000, and has recorded a cumulative effect adjustment of $2.4 million, net of tax of $1.3 million, in 2000 to reflect application of the new accounting. The cumulative effect adjustment was computed based on revenue of $15.9 million initially recognized in 1999 that was delayed to 2000 under SAB
101. The adoption of SAB 101 did not have a material impact on the net earnings of 2000. In addition, there is no material change in pro forma results assuming retroactive application of the change in accounting principle for 1999 and 1998.

ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criteria for hedge accounting. This Statement will be adopted effective January 1, 2001, and will result in a cumulative after-tax reduction in net earnings of approximately $10.4 million and a reduction in other comprehensive loss of $10.3 million in the first quarter of 2001.

B - Acquisitions

On November 1, 1999, the company acquired the AT-A-GLANCE Group of Cullman Ventures, Inc., a manufacturer of diaries, appointment books, calendars, posters, organizers and planners, for approximately $540 million in cash. The acquisition has been accounted for as a purchase, and the results of its operations are reflected in the accompanying financial statements from the date of acquisition. The acquisition resulted in goodwill of $265 million, which reflects the final allocation of the purchase price in 2000. The goodwill is being amortized on the straight-line method over 20 years.

Included in the purchase price allocation are charges of $6.6 million associated with the shutdown and consolidation of operating facilities acquired as part of the AT-A-GLANCE acquisition. The adjustment included $3.1 million for lease termination costs and other contractual obligations which will derive no future benefits, and $3.5 million for severance costs including medical, dental and other personnel-related costs. The severance costs related to 146 salaried and hourly employees, of whom 76 employees had left the company on or before December 31, 2000. Payments of $1.4 million were made by December 31, 2000, related to lease termination costs and other contractual obligations; the remaining liability of $1.7 million is expected to be paid by the end of the second quarter of 2001. Severance-related amounts of $1.8 million were paid by December 31, 2000; the remaining severance-related liability of $1.7 million is expected to be paid by the end of the second quarter of 2001.

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

The following unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation and amortization expense to reflect the accounting basis used to record the acquisition:

Year Ended December 31                                                                           1999          1998
(all dollar amounts in millions, except per share amounts)
Net sales                                                                                    $ 4,281.3     $ 4,274.1
                                                                                             =======================
Earnings from continuing operations                                                          $     0.4     $   141.9
                                                                                             =======================
Net earnings                                                                                 $     0.4     $   121.5
                                                                                             =======================

Earnings per common share - basic:
Earnings from continuing operations                                                          $    2.06     $    1.37
                                                                                             =======================
Net earnings                                                                                 $    2.06     $    1.17
                                                                                             =======================


Earnings per common share - assuming dilution:
Earnings from continuing operations                                                          $    2.01     $    1.35
                                                                                             -----------------------
Net earnings                                                                                 $    2.01     $    1.16
                                                                                             -----------------------

The company made additional acquisitions for approximately $42 million and $27 million in cash during 2000 and 1999, respectively. These acquisitions were also accounted for as purchases.

C - Inventories

December 31                                                                                       2000          1999
(all dollar amounts in millions)
Finished and semi-finished products                                                            $ 360.1       $ 297.1
Raw materials                                                                                    117.2         113.7
Stores and supplies                                                                               84.2          79.1
                                                                                               ---------------------
                                                                                               $ 561.5       $ 489.9
                                                                                               =====================

For purposes of comparison to non-LIFO companies, inventories valued at current replacement cost would have been $182.8 million and $169.7 million higher than reported at December 31, 2000 and 1999, respectively.

D - Investments and Other Assets

December 31                                                                                      2000          1999
(all dollar amounts in millions)
Pension asset                                                                                  $ 304.4       $ 285.5
Goodwill and other intangibles (net of accumulated amortization of $34.1 in
  2000 and $10.0 in 1999)                                                                        427.1         387.0
Cash surrender value of life insurance, less policy loans of $57.2 in 2000
  and $50.6 in 1999                                                                              157.7         147.3
Equipment rented to others, at cost (net of accumulated depreciation
  of $258.6 in 2000 and $265.4 in 1999)                                                           65.3          69.4
Convertible debentures (including unrealized loss of $16.2 in 2000 and
  unrealized gain of $5.1 in 1999)                                                                47.6          69.4
Capitalized software (net of accumulated amortization of $11.6 in 2000
  and $11.9 in 1999)                                                                              53.8          37.6
Investment in investees                                                                           31.0          28.3
Other                                                                                             41.9          49.5
                                                                                             -----------------------
                                                                                             $ 1,128.8     $ 1,074.0
                                                                                             =======================

During 1999, the company sold its 50%-owned investment in Northwood Inc. (see Note L). The company's remaining principal investees are the 30% ownership interest in a limited partnership that operates the cogeneration facility located at the Rumford, Maine, paper mill and the 50% ownership interest in Northwood Panelboard Company, an oriented strand board mill in Bemidji, Minnesota. The company received dividends and partnership distributions of $15.5 million, $27.1 million and $20.3 million in 2000, 1999 and 1998, respectively.

The convertible debentures have a par value of $77.5 million in Canadian dollars. They are classified as available-for-sale securities and are carried at fair value with unrealized gains or losses, net of tax, reported in other comprehensive loss. Fair value of the securities is based on an independent valuation.

The securities are convertible to common shares of the issuer at any time, redeemable by the issuer beginning in November 2002 and mature in November 2006.

E - Property, Plant and Equipment

December 31                                                                                      2000          1999
(all dollar amounts in millions)
Property, plant and equipment, at cost:
  Land and land improvements                                                                $    159.1    $    156.0
  Buildings                                                                                      642.9         638.3
  Machinery and equipment                                                                      4,733.0       4,646.0
  Construction in progress                                                                       107.4          82.9
                                                                                            ------------------------
                                                                                               5,642.4       5,523.2
Less accumulated amortization and depreciation                                                (2,762.6)     (2,547.0)
                                                                                            ------------------------
                                                                                               2,879.8       2,976.2
Timber and timberlands, net of timber depletion                                                  390.1         381.2
                                                                                            ------------------------
    Property, plant and equipment, net                                                      $  3,269.9    $  3,357.4
                                                                                            ========================

F - Current Liabilities

December 31                                                                                     2000          1999
(all dollar amounts in millions)
Accounts payable:
  Trade                                                                                        $ 206.7       $ 220.2
  Outstanding checks                                                                              62.4          45.9
                                                                                               =====================
                                                                                               $ 269.1       $ 266.1
                                                                                               =====================
Accrued expenses and other current liabilities:
  Accrued wages                                                                                $ 105.5       $ 108.0
  Accrued rebates and allowances                                                                 111.1          99.0
  Taxes, other than income                                                                        33.2          40.2
  Accrued interest                                                                                37.1          36.8
  Other current liabilities                                                                      243.4         229.2
                                                                                               ---------------------
                                                                                               $ 530.3       $ 513.2
                                                                                               =====================

G - Debt

December 31                                                                          2000          1999
(all dollar amounts in millions)
Capital lease obligations                                                          $  285.9      $  287.4
Variable-rate Industrial Development Revenue Bonds, due from 2001
through 2033, average effective rate 4.0%                                             165.4         165.4
8-1/8% debentures, face amount of $150.0, due 2023 (effective rate 8.4%)              148.1         148.0
7-1/8% debentures, face amount of $150.0, due 2025 (effective rate 7.4%)              147.4         147.3
7.35% debentures, face amount of $150.0, due 2017 (effective rate 7.4%)               148.7         148.6
6.84% debentures, face amount of $150.0, due 2037 (effective rate 7.0%)               148.7         148.4
7.55% debentures, face amount of $150.0, due 2047 (effective rate 7.7%)               143.9         143.7
6.60% notes, face amount of $100.0, due 2002 (effective rate 6.9%)                     99.6          99.3
Medium-term notes, 7.3% to 9.8%, face amount of $45.5 in 2000 and
$78.5 in 1999, due from 2002 through 2020 (effective rate 9.9%)                        44.5          76.8
Other                                                                                   3.2           3.9
                                                                                   ----------------------
                                                                                    1,335.4       1,368.8
Less current portion                                                                   12.6          35.1
                                                                                   ----------------------
                                                                                   $1,322.8      $1,333.7
                                                                                   ======================

Capital lease obligations consist primarily of Industrial Development Revenue Bonds and Notes with an average effective rate of 4.9%. The variable-rate Industrial Development Revenue Bonds are supported by letters of credit. The interest rates on the variable-rate tax-exempt bonds closely follow the tax-exempt commercial paper rates. Notes payable represent short-term borrowings with a weighted-average interest rate of 6.6%.

The 8-1/8% and 7-1/8% debentures are callable by the company at approximately 103% beginning in 2003. The 6.84% debentures can be put to the company at par value in 2007.

The company has an unused $300 million bank credit agreement that extends until November 2005 and an unused $300 million bank credit agreement that expires November 2001. These agreements support $49.5 million of the company's capital lease obligations and $61.0 million of notes payable. They contain restrictive covenants and require commitment fees in accordance with standard banking practice. The company has the ability to borrow up to $489.5 million pursuant to these agreements at December 31, 2000.

Maturities of long-term debt for the next five years are $12.6 million in 2001, $135.3 million in 2002, $.7 million in 2003, $6.7 million in 2004 and $.4 million in 2005.

The company has guaranteed obligations of certain affiliated operations and others totaling $26.9 million at December 31, 2000. In addition, the company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with a syndicate of banks, which matures in 2003. The loan, one-half of which has been guaranteed by the company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from the 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees; however, the company does not expect to incur losses as a result of these guarantees.

H - Financial Instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The company uses foreign currency forward contracts to manage the foreign currency exchange rate risks associated with its international operations. The company utilizes interest rate swap and cap agreements to manage its interest rate risks on its debt instruments, including the reset of interest rates on variable-rate debt. The company does not hold or issue derivative financial instruments for trading purposes.

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

The fair values of the interest rate swap and cap agreements are estimated using quotes from brokers and represent the cash requirement if the existing agreements had been settled at year-end. Selected information related to the company's interest rate swap and cap agreements is as follows:

                                                  Swap Agreements            Cap Agreements
December 31                                      2000         1999          2000         1999
(all dollar amounts in millions)
Notional amount                                 $ 84.3       $ 114.2       $ 50.0       $ 50.0
                                                ==============================================

Fair value                                      $  (.5)      $  (3.1)      $            $
Carrying amount                                     .3          (1.5)          .1           .1
                                                ----------------------------------------------
Net unrecognized gain (loss)                    $  (.8)      $  (1.6)      $  (.1)      $  (.1)
                                                ==============================================

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

                                                         Foreign Currency
                                                         Forward Contracts
December 31                                             2000          1999
(all dollar amounts in millions)

Notional amount                                        $ 110.6       $ 239.7
                                                       =====================

Fair value                                             $    .6       $   6.9
Carrying amount                                             .6           6.9
                                                       ---------------------
Net unrecognized gain (loss)                           $             $
                                                       =====================

The fair value of the company's long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities. The fair value of long-term debt was $1,307.7 million and $1,295.0 million at December 31, 2000 and 1999, respectively, and the related carrying amounts were $1,322.8 million and $1,333.7 million, respectively. The carrying amount of the notes payable and the current maturities of long-term debt are reasonable estimates of their fair value.

At December 31, 2000 and 1999, the company held short-term investments which are included in cash and cash equivalents. The carrying amount of these short-term investments is a reasonable estimate of fair value. See Note D for disclosure regarding the investment in convertible debentures.

I - Shareowners' Equity

The company has authorized 300 million no par common shares. The company has outstanding authorization from the Board of Directors to repurchase up to 10 million common shares of which 4.1 million have been repurchased at December 31, 2000.

Under a Rights Agreement, each outstanding common share presently has one right attached which trades with the common share. Generally, the rights become exercisable and trade separately 10 days after a third party acquires 20% or more of the common shares or commences a tender offer for a specified percentage of the common shares. In addition, the rights become exercisable if any party becomes the beneficial owner of 10% or more of the outstanding common shares and is determined by the Board of Directors to be an adverse party. Upon the occurrence of certain additional triggering events specified in the Rights Agreement, each right would entitle its holder (other than, in certain instances, the holder of 20% or more of the common shares) to purchase common shares of the company (or, in certain circumstances, cash, property or other securities of the company) having a value of $100 for $50, the initial exercise price. The rights expire in 2006 and are presently redeemable at $.005 per right. At December 31, 2000, there were 110.8 million common shares reserved for issuance under this plan.

The Board of Directors has approved termination benefits for certain key executives and a severance plan for all other salaried employees and established a Benefit Trust in connection with the company's unfunded supplemental retirement plan, incentive compensation plans and supplements, deferred compensation plans and supplements, former directors retirement plan, excess earnings benefit plans, directors capital accumulation plan, executive capital accumulation plan, Section 415 excess benefit plan and executive severance agreements to preserve the benefits earned thereunder in the event of a change in control of the company. These plans would be required to be immediately funded upon occurrence of a triggering event (including a potential change in control or actual change in control).

The company has preferred shares authorized but unissued as follows: 61,500 undesignated cumulative preferred, par value $100; 20 million undesignated voting cumulative preferred, without par value; 20 million cumulative preferred, without par value; and 295,540 cumulative second preferred, par value $50.

At December 31, 2000, there was $845.9 million available for common dividends, which represents the maximum amount of additional indebtedness that can be incurred solely to pay common dividends while remaining in compliance with certain debt covenants.

J - Stock-Based Compensation Plans

Officers and key employees have been granted stock options under various stock-based compensation plans. Options to purchase 3.6 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances. The exercise price of all options equals the market price of the company's stock on the date of the grant. The options and rights have a maximum term of 10 years and vest after one year or three years. There are 11.1 million shares reserved for issuance under the 1991 and 1996 Stock Option Plans.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the company. These shares are restricted for periods of six months to eight years. At December 31, 2000, 3,000 common shares were issued and outstanding under the plan. There are 645,000 shares reserved for issuance under this plan. There were 86,000, 39,000 and 7,000 shares granted in 2000, 1999 and 1998, respectively, at a weighted-average price of $32.08, $29.99 and $29.24, respectively.

The following table summarizes activity in the company's stock-based compensation plans:

(all share amounts in thousands)                               2000                      1999                      1998
                                                                    Weighted-                 Weighted-                 Weighted-
                                                                      Average                   Average                   Average
                                                                     Exercise                  Exercise                  Exercise
                                                          Shares        Price       Shares        Price       Shares        Price
Outstanding at beginning of year                           8,442      $ 27.95        8,574      $ 26.68        7,480      $ 24.62
Granted                                                    1,210        31.27        1,954        30.59        1,734        34.11
Exercised                                                   (295)       19.49       (2,021)       24.98         (604)       22.12
Canceled                                                    (190)       31.33          (65)       31.89          (36)       32.97
                                                          ------                    ------                   -------

Outstanding at end of year                                 9,167      $ 28.59        8,442      $ 27.95        8,574      $ 26.68
                                                          ======                    ======                   =======

Exercisable at year-end                                    7,785      $ 27.99        6,343      $ 27.05        6,739      $ 24.77
                                                          ======                    ======                   =======
Weighted-average fair value of
options granted during the year
using the extended binomial
option-pricing model                                      $ 9.48                    $ 8.58                   $ 10.56
Weighted-average assumptions
used for grants:
  Expected dividend yield                                      2%                        2%                        2%
  Expected volatility                                         29%                       25%                       29%
  Risk-free interest rate                                    6.6%                      5.2%                      5.6%
  Expected life of option (in years)                         6.0                       6.0                       6.0

The following table shows various information about stock options outstanding at December 31, 2000:

(all share amounts in thousands)

                                                      Options Outstanding                         Options Exercisable
                                       --------------------------------------------------   --------------------------------
                                                                 Weighted-
                                                 Number            Average      Weighted-             Number       Weighted-
                                         Outstanding at          Remaining        Average     Exercisable at         Average
                                           December 31,        Contractual       Exercise       December 31,        Exercise
Range of Exercise Prices                           2000    Life (in years)          Price               2000           Price
$13.31 - $18.32                                    401                 .8        $ 16.82                401         $ 16.82
 21.75 -  29.82                                  6,011                5.7          27.28              5,930           27.27
 30.22 -  43.41                                  2,755                8.1          33.17              1,454           34.01
                                           -----------                                          -----------
$13.31 - $43.41                                  9,167                6.2        $ 28.59              7,785         $ 27.99
                                           ===========                                          ===========

Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards were not significant in 2000, 1999 and 1998. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the company's net earnings and earnings per common share would have been reduced to the following pro forma amounts:

Year Ended December 31                                        2000             1999             1998
Net earnings (in millions):
  As reported                                                $ 161.2          $ 208.1          $ 119.7
                                                             =========================================
  Pro forma                                                  $ 153.0          $ 198.4          $ 108.7
                                                             =========================================
Earnings per common share - assuming dilution:
  As reported                                                $  1.58          $  1.99          $  1.14
                                                             =========================================
  Pro forma                                                  $  1.50          $  1.90          $  1.04
                                                             =========================================

K - Asset Write-downs and Employee Termination Costs

During 2000, the company recorded a pretax charge of $9.5 million in cost of sales associated with the shutdown and disposal of one Consumer and Office Products location and the shutdown of one Packaging and Paperboard location. The charges included $1.3 million for transferring equipment to other locations, $6.8 million for severance costs including medical, dental and other benefits, and an additional $1.4 million in depreciation expense. Machinery and equipment was transferred to various Consumer and Office Products and Packaging and Paperboard locations and expensed as incurred. The severance costs related to 269 salaried and hourly employees, of whom 259 employees had left the company on or before December 31, 2000. Substantially all severance-related amounts not paid by December 31, 2000, are expected to be paid by the end of the first quarter of 2001. Of the total charge, $6.4 million was recorded in the third quarter and $3.1 million in the fourth quarter. In accordance with SFAS No. 121, the estimated useful lives of certain equipment at the Packaging and Paperboard location were reviewed and updated to reflect the shutdown of this location resulting in $1.4 million of additional depreciation in the third and fourth quarters.

During 1999, the company recorded a pretax charge of $18.9 million ($17.5 million in cost of sales and $1.4 million in selling and administrative expenses) associated with the shutdown and disposal of four uncoated paper machines at the Rumford, Maine, paper mill. The charge included $13.5 million for asset write-downs and contractual obligations and $5.4 million for severance costs including medical, dental and other benefits. A review for impairment in accordance with SFAS No. 121 was performed and resulted in recognition of a $10.6 million impairment charge to adjust the carrying amount of machinery and equipment and related spare parts included in stores and supplies inventory to their estimated fair values. Also included in the $13.5 million charge is $2.6 million to write off an investment in a joint venture as a result of the permanent decline in its value. The joint venture sold products manufactured on the affected machines. A charge of $.3 million was recorded related to certain contractual obligations which will derive no future benefits. The severance costs related to 113 salaried and hourly employees who left the company and were paid by the end of the first quarter of 2000. Of the total charge, $15.6 million was recorded in the second quarter and $3.3 million in the fourth quarter.

In 1998, the company recorded a pretax charge of $37.7 million primarily in cost of sales for asset write-downs and other charges. The charges were comprised of a $10.4 million reserve for stores and supplies inventory; $10.4 million for the write-off of capitalized costs related to unimplemented software in development abandoned as a result of the decision to implement an enterprise resource planning computer system; an $8.2 million charge related to the Japanese packaging operation; $4.6 million for the write-off and disposal of certain plant equipment that was replaced by new equipment at the Packaging and Paperboard segment's mill in Stevenson, Alabama; $2.9 million for the write-off of a capital project in process that was not undertaken as a result of market changes; and a special assessment of $1.2 million related to customs issues.

The reserve for stores and supplies was recorded upon the completion of a study in the second quarter of 1998 to determine the future utility of obsolete and excess replacement parts that are used to support the maintenance of plant machinery and equipment in the Paper and Packaging and Paperboard segments. The study identified the specific items which were to be disposed of and the company is holding those items for disposal. The reserve adjusted those items identified to their net realizable value, and the company commenced a disposal program at that time. All items were disposed of and the related reserve was utilized for its intended purpose by the end of the first quarter of 2000.

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

In the third quarter of 1998, the company adopted a plan to make organizational changes and reduce its work force, and recorded a charge of $22.0 million for employee severance and related costs in selling and administrative expenses. This plan involved terminating 318 domestic employees, primarily salaried, and was communicated to affected employees in the third quarter of 1998. The charge covered severance payments and medical, dental and other benefits. Pursuant to this plan, 291 people left the company, with the remainder of the planned terminations not occurring as a result of placement of affected employees in other open positions within the company. As a result of fewer people being terminated, lower severance benefits paid than estimated and less utilization of outplacement benefits by terminated employees, the company reversed $2.7 million of the original charge to selling and administrative expenses in the third quarter of 1999.

The following is a summary related to the severance charges:

                                                                2000         1999          1998
(all dollar amounts in millions)                           Severance    Severance     Severance
                                                              Charge       Charge        Charge
Charge recorded                                             $            $             $   22.0
Used for intended purpose                                                                 (12.1)
                                                          -------------------------------------
Balance at December 31, 1998                                                                9.9
Charge recorded                                                               5.4
Used for intended purpose                                                    (2.7)         (7.2)
Charge reversed                                                                            (2.7)
                                                          -------------------------------------
Balance at December 31, 1999                                                  2.7
Charge recorded                                                  6.8
Used for intended purpose                                       (5.5)        (2.7)
                                                          -------------------------------------
Balance at December 31, 2000                                $    1.3     $             $
                                                          =====================================

The total charges (credits) by segment for asset write-downs and employee termination costs are as follows:

Year Ended December 31                                    2000         1999          1998
(all dollar amounts in millions)
Paper                                                  $             $ 17.4        $ 28.2
Packaging and Paperboard                                   3.4          (.8)         25.2
Consumer and Office Products                               6.1          (.1)          4.6
Corporate and other                                                     (.3)          1.7
                                                       ----------------------------------
                                                       $   9.5       $ 16.2        $ 59.7
                                                       ==================================

L - Other Revenues - Net

Year Ended December 31                                    2000         1999          1998
(all dollar amounts in millions)
Investment income                                      $   8.1       $  5.4        $  6.4
Gain on sale of Northwood                                              82.3
Gain on sale of assets                                                  4.0          28.3
Other                                                      2.8          5.0           (.5)
                                                       ----------------------------------
                                                       $  10.9       $ 96.7        $ 34.2
                                                       ==================================

During the fourth quarter of 1999, the company sold its 50%-owned investment in Northwood Inc. for $77.5 million of convertible debentures in Canadian dollars (fair value of $63.8 million in U.S. dollars at the sale date) and approximately $163.8 million of cash and recognized a gain of $82.3 million.

The 1998 gain on sale of assets is comprised of $11.8 million on the sale of timberland, $13.9 million related to the sale of nonstrategic packaging businesses and $2.6 million on the sale of an undeveloped mill site in Tennessee.

M - Income Taxes

The principal current and noncurrent deferred tax assets and (liabilities) are as follows:

December 31                                                                    2000          1999
(all dollar amounts in millions)
Deferred tax liabilities:
  Accelerated depreciation for tax purposes                               $  (586.6)    $  (564.8)
  Nontaxable pension asset                                                   (115.7)       (108.5)
  Deferred installment gain                                                   (47.5)        (47.5)
  Other                                                                       (50.6)        (64.3)
                                                                          -----------------------
                                                                             (800.4)       (785.1)

Deferred tax assets:
  Tax credit carryforwards                                                                   40.6
  Compensation and fringe benefits accruals                                    76.5          67.9
  Postretirement benefit accrual                                               53.5          52.9
  Loss provisions and other expenses not
   currently deductible                                                        68.6          72.2
  Other                                                                        44.3          30.1
                                                                          -----------------------
                                                                              242.9         263.7
                                                                          -----------------------
    Net deferred liability                                                $  (557.5)    $  (521.4)
                                                                          =======================

Included in the balance sheets:
  Current assets - deferred tax asset                                     $    91.5     $    77.5
  Deferred items                                                             (649.0)       (598.9)
                                                                          -----------------------
    Net deferred liability                                                $  (557.5)    $  (521.4)
                                                                          =======================

The significant components of income tax expense are as follows:

Year Ended December 31                                                                2000         1999          1998
(all dollar amounts in millions)
Currently payable:
  Federal                                                                           $ 50.9       $ 33.3        $  9.8
  Federal alternative minimum tax                                                                   2.1          11.1
  State and local                                                                      4.7          5.3           3.3
  Foreign                                                                             10.7         54.4          13.4
                                                                             -----------------------------------------
                                                                                      66.3         95.1          37.6
Change in deferred income taxes                                                       15.6         14.2          26.0
                                                                             -----------------------------------------
                                                                                      81.9        109.3          63.6
Allocation to partnership earnings                                                    (5.8)        (8.5)         (5.7)
Allocation to discontinued operations                                                                            21.3
Allocation to cumulative effect of change
  in accounting principle                                                             (1.3)
Allocation to other comprehensive loss                                                 7.7         (2.3)          4.5
                                                                             -----------------------------------------
                                                                                    $ 82.5       $ 98.5        $ 83.7
                                                                             -----------------------------------------

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the federal statutory rates:

Year Ended December 31                                                                2000         1999          1998
(all dollar amounts in millions)
Federal taxes computed at statutory rate                                            $ 82.4       $ 95.2        $ 79.0
State and local income taxes, net of federal benefit                                   3.0          3.4           2.9
Impact related to difference in tax rates for foreign operations                       1.2          3.1           2.1
Other                                                                                 (4.1)        (3.2)          (.3)
                                                                             -----------------------------------------
Income taxes                                                                        $ 82.5       $ 98.5        $ 83.7
                                                                             -----------------------------------------
Effective tax rate                                                                   35.1%        36.2%         37.1%
                                                                             -----------------------------------------

Earnings from operations of foreign subsidiaries were $26.8 million, $20.0 million and $31.6 million in 2000, 1999 and 1998, respectively. At December 31, 2000, no domestic income taxes have been provided on the company's share of the undistributed net earnings of overseas operations due to management's intent to reinvest such amounts indefinitely. Those earnings totaled $127.3 million, including foreign currency translation adjustments. The aggregate amount of unrecognized deferred tax liability is approximately $6.7 million at December 31, 2000.

N - Discontinued Operations

In 1998, the company sold its Distribution segment, Zellerbach, and related real estate for $288.0 million. Revenues of the Distribution segment were $965.0 million in 1998. The 1998 loss from discontinued operations of $20.4 million was comprised of $6.0 million of losses from operations, net of income tax benefit of $3.1 million, and a $14.4 million loss on the sale (including the loss on operations during the phase-out period of $3.2 million), net of income tax benefit of $18.2 million.

O - Pension Plans

The company has pension plans that cover substantially all employees. Pension benefits for bargaining employees are primarily based upon years of credited service. Benefits for salaried and most other non-bargaining employees are based upon years of service and the employee's average final earnings. The company's funding policy is to contribute amounts to the plans sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act.

Summary information for all of the company's plans is as follows:

December 31                                                                                       2000          1999
(all dollar amounts in millions)
Change in the projected benefit obligation:
  Projected benefit obligation at beginning of year                                           $ (812.0)     $ (854.4)
  Plan obligation assumed                                                                                      (30.2)
  Service cost                                                                                   (23.6)        (24.8)
  Interest cost                                                                                  (62.8)        (53.8)
  Actuarial gain (loss)                                                                          (48.0)         66.9
  Benefits paid                                                                                   89.8         101.8
  Plan amendments                                                                                (12.6)        (16.2)
  Termination adjustment due to benefit enhancements                                              (1.7)         (2.1)
  Curtailment adjustment                                                                            .7            .8
                                                                                          ---------------------------
  Projected benefit obligation at end of year                                                   (870.2)       (812.0)
                                                                                          ---------------------------

Change in the plan assets:
  Fair value of plan assets at beginning of year                                               1,131.3       1,026.8
  Plan assets assumed                                                                                           38.1
  Actual return on plan assets                                                                    54.8         165.2
  Employer contributions                                                                           3.3           3.0
  Benefits paid                                                                                  (89.8)       (101.8)
                                                                                          ---------------------------
  Fair value of plan assets at end of year                                                     1,099.6       1,131.3
                                                                                          ---------------------------

Plan assets in excess of projected benefit obligation                                            229.4         319.3
Reconciliation of financial status of plans to amounts recorded in the company's balance sheets:
    Unamortized prior service cost                                                                49.5          41.9
    Unrecorded effect of net (gain) loss arising from differences between actuarial assumptions used to determine periodic pension expense
     and actual experience                                                                        11.3         (82.6)
    Unamortized plan assets in excess of plan liabilities (overfunding)
     at January 1, 1986 - to be recognized as a reduction of future years'
     pension expense                                                                              (5.8)         (9.6)
    Adjustment for minimum pension liability                                                     (13.2)        (12.3)
                                                                                          ---------------------------
Net pension asset                                                                             $  271.2      $  256.7
                                                                                          ===========================

Amounts recognized in the company's balance sheets consist of:

  Pension asset                                                                               $  304.4      $  285.5
  Other current liabilities                                                                      (33.2)        (28.8)
  Other assets                                                                                     1.3           1.5
  Other comprehensive loss                                                                         7.4           6.8

Benefit obligation discount rate                                                                  7.25%         8.00%
                                                                                          ===========================
Rate of compensation increase (for pay-related plans only)                                        5.25%         5.25%
                                                                                          ===========================

The total projected benefit obligation for the company's pension plans includes $49.8 million and $40.3 million at December 31, 2000 and 1999, respectively, of the unfunded plans, of which $33.2 million and $28.8 million represent the accumulated benefit obligation.

The components of net pension (income) for all pension plans are as follows:

Year Ended December 31                                                         2000         1999          1998
(all dollar amounts in millions)
Service cost, benefits earned during the year                                $ 23.6       $ 24.8        $ 22.0
Interest cost on projected benefit obligation                                  62.8         53.8          50.7
Expected return on plan assets                                                (99.3)       (90.4)        (86.7)
Amortization of prior service cost                                              3.8          2.6           2.8
Amortization of unrecognized net (gain) loss                                     .6          6.6           (.3)
Amortization of net transition asset                                           (3.8)        (6.4)         (7.9)
Termination loss                                                                1.7                        3.6
Settlement (gain) loss                                                         (1.2)                      13.3
Curtailment (gain) loss                                                         (.1)                        .4
                                                                             ---------------------------------
Net pension (income)                                                          (11.9)        (9.0)         (2.1)
Less - net pension expense allocated to discontinued operations                                            7.4
                                                                             ---------------------------------
Net pension (income) - continuing operations                                 $(11.9)      $ (9.0)       $ (9.5)
                                                                             =================================

The plan assets consist primarily of common stocks and fixed income securities. The expected long-term rate of return on plan assets used in determining net pension income was 9% in all years.

The company's pension plans require the allocation of excess plan assets to plan members if the plans are terminated, merged or consolidated following a change in control (as defined) of the company opposed by the Board of Directors. Amendment of these provisions after such a change in control would require approval of plan participants.

The company also has 401(k) plans that cover substantially all U.S. employees. Expense for company matching contributions under these plans was approximately $11.9 million in 2000, $11.1 million in 1999 and $11.9 million in 1998.

P - Postretirement Benefits Other than Pension

The company funds certain health care benefit costs principally on a pay-as-you-go basis, with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other health care plans that differ from current plans in coverage, deductibles and retiree contributions.

Summary information on the company's plans is as follows:

December 31                                                                     2000               1999
(all dollar amounts in millions)
Change in the projected benefit obligation:
  Accumulated postretirement benefit obligation at beginning of year         $(121.5)           $(119.7)
  Plan obligation assumed                                                                         (11.2)
  Service cost                                                                  (4.0)              (3.9)
  Interest cost                                                                 (8.9)              (7.5)
  Plan amendments                                                               10.6
  Actuarial gain (loss)                                                         (3.7)              12.3
  Benefits paid                                                                  7.7                8.5
                                                                             --------------------------
  Accumulated postretirement benefit obligation at end of year                (119.8)            (121.5)
                                                                             --------------------------

Change in the plan assets:
  Fair value of plan assets at beginning of year                                 8.1               10.1
  Actual return on plan assets                                                    .2                 .9
  Employer contributions                                                         6.7                5.6
  Benefits paid                                                                 (7.7)              (8.5)
                                                                             --------------------------
  Fair value of plan assets at end of year                                       7.3                8.1
                                                                             --------------------------

Accumulated postretirement benefit obligation in excess of plan assets        (112.5)            (113.4)
Reconciliation of financial status of plans to amounts recorded in the company's balance sheets:
    Unrecorded effect of net (gain) arising from differences between actuarial assumptions used to determine periodic postretirement
    expense and actual experience                                              (30.2)             (25.9)
                                                                             --------------------------
Accrued postretirement benefit cost - included in deferred items             $(142.7)           $(139.3)
                                                                             ==========================
Benefit obligation discount rate                                               7.25%      7.75% - 8.00%
                                                                             ==========================

The components of net periodic postretirement benefit cost are as follows:

Year Ended December 31                                                       2000         1999          1998
(all dollar amounts in millions)
Service cost, benefits attributed to employee service
 during the year                                                            $ 4.0        $ 3.9          $3.7
Interest cost on accumulated postretirement benefit obligation                8.9          7.5           7.6
Expected return on plan assets                                                (.6)         (.8)          (.7)
Curtailment gain                                                                                        (4.7)
Amortization of unrecognized net (gain)                                       (.5)         (.5)          (.7)
                                                                            --------------------------------
Net periodic postretirement benefit cost                                    $11.8        $10.1          $5.2
                                                                            ================================

Included in net periodic postretirement benefit cost in 1998 is a curtailment gain of $4.7 million allocated to the company's discontinued operations.

The expected long-term rate of return on plan assets used in determining the net periodic postretirement benefit cost was 8.0% in each year. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2000 was 8.0% declining by 1.0% per year to an ultimate rate of 5.0%. The assumed health care trend rates used in 1999 and 1998 were 9.0% and 7.4%, respectively, declining by 1.0% per year and .8% per year, respectively.

If the health care cost trend rate assumptions were increased or decreased by 1.0%, the accumulated postretirement benefit obligation at December 31, 2000, would be increased or decreased by 8.6% and 8.4%, respectively. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 2000 would be an increase or decrease of 11.3% and 10.3%, respectively.

Q - Leases

At December 31, 2000, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                                                                                   Capital     Operating
                                                                                    Leases        Leases
Year Ending December 31:
(all dollar amounts in millions)
     2001                                                                          $  13.1       $  30.9
     2002                                                                             13.1          23.3
     2003                                                                             13.1          17.1
     2004                                                                             13.1          12.0
     2005                                                                             13.1           9.3
     Later years through 2033                                                        595.8          38.3
                                                                                   ---------------------
Total minimum lease payments                                                         661.3       $ 130.9
                                                                                                 =======
Less amount representing interest                                                   (375.4)
                                                                                   -------
Capital lease obligations                                                          $ 285.9
                                                                                   =======

The majority of rent expense is for operating leases which are for office, warehouse and manufacturing facilities and delivery, manufacturing and computer equipment. A number of these leases have renewal options. Rent expense was $74.9 million, $63.3 million and $51.7 million in 2000, 1999 and 1998, respectively.

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

S - Additional Information on Cash Flows

Year Ended December 31                                  2000         1999          1998
(all dollar amounts in millions)
Cash paid during the year for:
  Interest                                           $ 119.4      $ 106.1       $ 111.3
    Less amount capitalized                             (1.6)        (2.8)         (6.3)
                                                     ----------------------------------
    Interest, net of amount capitalized              $ 117.8      $ 103.3       $ 105.0
                                                     ----------------------------------
  Income taxes                                       $  76.7      $  56.3       $  31.8
                                                     ----------------------------------

T - Other Comprehensive Loss

The difference between net earnings and comprehensive earnings relates to the changes in foreign currency translation adjustment, additional minimum pension liability and unrealized gain (loss) on available-for-sale securities. Accumulated other comprehensive loss was comprised of the following:

Year Ended December 31                                                 2000          1999
(all dollar amounts in millions)
Foreign currency translation adjustment                              $ (29.7)      $ (18.3)
Additional minimum pension liability                                    (7.4)         (6.8)
Unrealized gain (loss) on available-for-sale securities                (10.6)          3.3
                                                                     ---------------------
                                                                     $ (47.7)      $ (21.8)
                                                                     ---------------------

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

Year Ended December 31                                                               2000        1999         1998
(all dollar amounts in millions)
Net sales:
  Industry segments:
    Paper                                                                        $ 1,926.5    $ 1,882.7     $ 1,880.4
    Packaging and Paperboard                                                       1,612.2      1,582.5       1,564.6
    Consumer and Office Products                                                     829.4        530.9         499.2
                                                                                 ------------------------------------
    Total                                                                        $ 4,368.1    $ 3,996.1     $ 3,944.2
                                                                                 ====================================

Earnings (loss) from continuing operations before income taxes:
  Industry segments:
    Paper                                                                        $   181.9    $   147.6     $   206.3
    Packaging and Paperboard                                                         174.0        170.0         142.5
    Consumer and Office Products                                                      61.7         38.0          42.8
  Corporate and other (1)                                                           (182.3)       (83.7)       (166.0)
                                                                                 ------------------------------------
    Total                                                                        $   235.3    $   271.9     $   225.6
                                                                                 ====================================

Depreciation, depletion and amortization:
  Industry segments:
    Paper                                                                        $   122.1    $   120.2     $   116.8
    Packaging and Paperboard                                                         146.5        150.5         160.9
    Consumer and Office Products                                                      40.8         16.2           9.1
  Corporate and other                                                                 27.5         20.5          15.0
                                                                                 ------------------------------------
    Total                                                                        $   336.9    $   307.4     $   301.8
                                                                                 ====================================

Identifiable assets:
  Industry segments:
    Paper                                                                        $ 2,206.3    $ 2,114.9     $ 2,181.3
    Packaging and Paperboard                                                       1,861.9      1,887.0       1,935.9
    Consumer and Office Products                                                     767.1        803.0         229.8
    Intersegment Elimination                                                          (2.8)        (4.9)         (1.4)
  Corporate and other (2)                                                            847.5        861.7         796.6
                                                                                 ------------------------------------
    Total                                                                        $ 5,680.0    $ 5,661.7     $ 5,142.2
                                                                                 ====================================

Capital expenditures:
  Industry segments:
    Paper                                                                        $    91.6     $   82.3     $   178.4
    Packaging and Paperboard                                                          92.3         92.4         169.9
    Consumer and Office Products                                                       8.3         14.7          10.6
  Corporate and other                                                                 13.7         23.5          25.1
                                                                                 ------------------------------------
    Total                                                                        $   205.9     $  212.9     $   384.0
                                                                                 ====================================

(1)  Corporate and other includes the following:

     Year Ended December 31                         2000          1999         1998
     Other revenues                                $   9.9      $  96.4     $   11.2
     Interest expense                               (121.0)      (105.1)      (109.0)
     Other expenses                                  (71.2)       (75.0)       (68.2)
                                                   ---------------------------------
                                                   $(182.3)     $ (83.7)    $ (166.0)
                                                   =================================


(2) Corporate and other consists primarily of cash and cash equivalents, property, plant and equipment, investments and other assets.

Geographic Areas

The company has sales from foreign subsidiaries primarily in Canada, Europe, Latin America and Asia Pacific. No individual foreign geographic area is significant to the company relative to total net sales, earnings from continuing operations before income taxes or identifiable assets.

The following represents net sales and total assets of the company's foreign subsidiaries:

Year Ended December 31                              2000         1999          1998
(all dollar amounts in millions)
Net sales:
  Europe                                          $ 292.2      $ 300.1       $ 312.8
  Canada                                            156.3        143.5         144.4
  Asia Pacific                                       75.1         63.4          48.6
  Latin America                                      58.1         47.1          46.6
                                                  ----------------------------------
    Total                                         $ 581.7      $ 554.1       $ 552.4
                                                  ==================================

Assets:
  Europe                                          $ 216.2      $ 218.1       $ 230.2
  Canada                                             47.6         49.6          50.5
  Asia Pacific                                       42.3         44.8          39.4
  Latin America                                      49.6         33.4          35.1
                                                  ----------------------------------
    Total                                         $ 355.7      $ 345.9       $ 355.2
                                                  ==================================

Selected Quarterly Financial Data (unaudited)
(all dollar amounts in millions, except per share data)

                        1st              2nd               3rd               4th
                      Quarter          Quarter           Quarter           Quarter             Year
Net sales:
    2000 (2)            $953.6         $1,151.4          $1,218.2          $1,044.9        $4,368.1
    1999 (3)             909.7          1,055.3           1,032.5             998.6         3,996.1
    1998 (3)             875.6          1,091.9           1,056.7             920.0         3,944.2

Gross profit:
    2000 (4)             177.0            245.0             242.5             174.0           838.5
    1999                 147.2            169.3             163.8             187.4           667.7
    1998                 169.6            188.0             188.9             141.4           687.9

Earnings from continuing operations:

    2000 (4)              23.2             63.9              59.8              16.7           163.6
    1999                  22.9             44.8              50.8              89.6           208.1
    1998                  33.6             40.2              35.4              30.9           140.1

Earnings before cumulative effect of accounting change:

    2000 (4)              23.2             63.9              59.8              16.7           163.6
    1999                  22.9             44.8              50.8              89.6           208.1
    1998                  30.6             15.2              35.4              38.5           119.7

Net earnings:
    2000 (4)              20.8             63.9              59.8              16.7           161.2
    1999                  22.9             44.8              50.8              89.6           208.1
    1998                  30.6             15.2              35.4              38.5           119.7

Per common share - basic: (1)
  Earnings from continuing operations:
    2000 (4)               .22              .62               .59               .17             1.61
    1999                   .22              .44               .50               .87             2.04
    1998                   .32              .39               .34               .30             1.36

  Discontinued operations:
    1998                  (.03)            (.24)                                .07             (.20)

  Earnings before cumulative effect of accounting change:

    2000 (4)               .22              .62               .59               .17             1.61
    1999                   .22              .44               .50               .87             2.04
    1998                   .29              .15               .34               .37             1.16

  Cumulative effect of accounting change:

    2000 (5)              (.02)                                                                 (.02)

  Net earnings:
    2000                   .20              .62               .59               .17             1.59
    1999                   .22              .44               .50               .87             2.04
    1998                   .29              .15               .34               .37             1.16

Per common share - assuming dilution: (1)
  Earnings from continuing operations:
    2000 (4)               .22              .62               .59               .17             1.60
    1999                   .22              .43               .48               .86             1.99
    1998                   .32              .38               .34               .30             1.34

  Discontinued operations:
    1998                  (.03)            (.24)                                .07             (.20)

  Earnings before cumulative effect of accounting change:

    2000 (4)               .22              .62               .59               .17             1.60
    1999                   .22              .43               .48               .86             1.99
    1998                   .29              .14               .34               .37             1.14

  Cumulative effect of accounting change:

    2000 (5)              (.02)                                                                 (.02)

  Net earnings:
    2000 (4)               .20              .62               .59               .17             1.58
    1999                   .22              .43               .48               .86             1.99
    1998                   .29              .14               .34               .37             1.14

Cash dividends per common share:

    2000                   .17              .17               .17               .17              .68
    1999                   .16              .16               .16               .17              .65
    1998                   .16              .16               .16               .16              .64

 (1) The number of shares used in the calculation of per share data is computed based on quarterly averages; therefore, the sum of individual earnings per share may not equal the annual computation.

(2) Quarterly amounts for the first three quarters of 2000 have been restated from that previously reported in the company's Form 10-Q to reflect the retroactive adoption of SAB 101, as of January 1, 2000, and the reclassification to revenue of certain shipping and handling costs billed to customers that were previously recorded as an offset to shipping and handling costs included in costs of goods sold to comply with EITF 00-10.

                                              1st Qtr 2000    2nd Qtr 2000    3rd Qtr 2000
                                              ------------    ------------    ------------
     Net sales previously reported            $      915.6    $    1,095.9    $    1,150.1
     SAB 101 restatement                             (11.6)           (1.9)            9.4
     EITF 00-10 reclassification                      49.6            57.4            58.7
                                              --------------------------------------------
                                              $      953.6    $    1,151.4    $    1,218.2
                                              --------------------------------------------

(3) To comply with EITF 00-10, quarterly amounts for the fourth quarters of 1999 and 1998 have been restated from that previously reported to reflect the reclassification to revenue of certain shipping and handling costs billed to customers that were previously recorded as an offset to shipping and handling costs included in costs of goods sold.

                                               1st Qtr 1999    2nd Qtr 1999   3rd Qtr 1999   4th Qtr 1999
                                               ------------    ------------   ------------   ------------
     Net sales - Previously reported           $      863.2    $    1,004.8   $      982.2   $      949.3
                                               ----------------------------------------------------------
     Net sales - As reported                   $      909.7    $    1,055.3   $    1,032.5   $      998.6
                                               ----------------------------------------------------------

                                               1st Qtr 1998    2nd Qtr 1998   3rd Qtr 1998   4th Qtr 1998
                                               ------------    ------------   ------------   ------------
     Net sales- Previously reported            $      839.0    $    1,050.9   $    1,009.3   $      873.0
                                               ----------------------------------------------------------
     Net sales - As reported                   $      875.6    $    1,091.9   $    1,056.7   $      920.0
                                               ----------------------------------------------------------

(4) Quarterly amounts for the first three quarters of 2000 have been restated from the previously reported in the company's Form 10-Q to reflect the retroactive adoption of SAB 101, as of January 1, 2000.

                                                                                        1st Qtr 2000   2nd Qtr 2000   3rd Qtr 2000
                                                                                        ------------   ------------   ------------
     Gross profit - Previously reported                                                 $      179.9   $      245.5   $      240.1
                                                                                        ------------------------------------------
     Gross profit - As reported                                                         $      177.0   $      245.0   $      242.5
                                                                                        ------------------------------------------

     Earnings from continuing operations - Previously reported                          $       25.1   $       64.2   $       58.3
                                                                                        ------------------------------------------
     Earnings from continuing operations - As reported                                  $       23.2   $       63.9   $       59.8
                                                                                        ------------------------------------------

     Earnings before cumulative effect of accounting change - Previously reported       $       25.1   $       64.2   $       58.3
                                                                                        ------------------------------------------
     Earnings before cumulative effect of accounting change - As reported               $       23.2   $       63.9   $       59.8
                                                                                        ------------------------------------------

     Net earnings - Previously reported                                                 $       25.1   $       64.2   $       58.3
                                                                                        ------------------------------------------
     Net earnings - As reported                                                         $       20.8   $       63.9   $       59.8
                                                                                        ------------------------------------------

     Per common share - basic:
      Earnings from continuing operations - Previously reported                         $        .24   $        .62   $        .58
                                                                                        ------------------------------------------
      Earnings from continuing operations - As reported                                 $        .22   $        .62   $        .59
                                                                                        ------------------------------------------

      Earnings before cumulative effect of accounting change - Previously reported      $        .24   $        .62   $        .58
                                                                                        ------------------------------------------
      Earnings before cumulative effect of accounting change - As reported              $        .22   $        .62   $        .59
                                                                                        ------------------------------------------

      Net earnings - Previously reported                                                $        .24   $        .62   $        .58
                                                                                        ------------------------------------------
      Net earnings - As reported                                                        $        .20   $         62   $         59
                                                                                        ------------------------------------------

     Per common share - assuming dilution:
      Earnings from continuing operations - Previously reported                         $        .24   $        .62   $        .57
                                                                                        ------------------------------------------
      Earnings from continuing operations - As reported                                 $        .22   $        .62   $         59
                                                                                        ------------------------------------------

      Earnings before cumulative effect of accounting change - Previously reported      $        .24   $        .62   $        .57
                                                                                        ------------------------------------------
      Earnings before cumulative effect of accounting change - As reported              $        .22   $        .62   $        .59
                                                                                        ------------------------------------------

      Net earnings - Previously reported                                                $        .24   $        .62   $        .57
                                                                                        ------------------------------------------
      Net earnings - As reported                                                        $        .20   $        .62   $        .59
                                                                                        ------------------------------------------

(5) Adjustment of $(.02) from that previously reported in the company's first quarter 2000 Form 10-Q to reflect the retroactive adoption of SAB 101, as of January 1, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information pursuant to this item is incorporated herein by reference to pages 3 through 6 and 24 of the Company's Proxy Statement, definitive copies of which were filed with the Securities and Exchange Commission ("Commission") on March 9, 2001. Information concerning executive officers is also included in Part I of this report following Item 4.

Item 11.  Executive Compensation

     Information pursuant to this item is incorporated herein by reference to pages 9 through 23 of the Company's Proxy Statement (excluding the "Report of Audit Committee" and "Report of Compensation Committee on Executive Compensation" on pages 11 through 16 and the "Performance Graph" on page 21), definitive copies of which were filed with the Commission on March 9, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information pursuant to this item is incorporated herein by reference to pages 9 through 11 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 9, 2001.

Item 13.  Certain Relationships and Related Transactions

     Information pursuant to this item is incorporated herein by reference to pages 24 and 25 of the Company's Proxy Statement, definitive copies of which were filed with the Commission on March 9, 2001.

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

               3. Exhibits

(3)     Articles of Incorporation and Bylaws:

              (i) Amended Articles of Incorporation of the Registrant adopted May 28, 1987.

              (ii)  Regulations of the Registrant, as amended April 25, 1996.

(4) Instruments defining the rights of security holders, including indentures:

              (i) Revolving Credit Agreement dated as of November 10, 2000 with Morgan Guaranty Trust Company of New York, Bank One, NA, Bank of America, N.A., and ten other banks.

              (ii) Indenture dated as of July 15, 1982 between the Registrant and Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991 (incorporated by reference to Exhibit (4) (ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

              (iii) Indenture dated as of February 1, 1993 between Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit (4) (iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

              (iv) Indenture dated as of October 20, 1997 between Registrant and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4(g) of Registrant's Current Report on Form 8-K dated October 20, 1997).

              (v) 364-Day Credit Agreement dated November 10, 2000 with Morgan Guaranty Trust Company of New York, Bank One, NA, Bank of America, N.A., and ten other banks.

        The total amount of securities authorized under other long-term debt instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. A copy of each such instrument will be furnished to the Commission upon request.

(10)    Material Contracts:

              (i) Restated Rights Agreement dated as of November 9, 1996 between Registrant and BankBoston, N.A., as Rights Agent, (incorporated herein by reference to Registrant's Form 8-A, dated November 13, 1996), as amended November 1, 1997 (incorporated by reference to Registrant's Form 8-A/A dated November 3, 1997), as amended December 7, 1999 (incorporated by reference to Registrant's Form 8-A/A dated December 15,
        1999); as amended and restated February 16, 2000, (incorporated by reference in Registrant's Form 8-A/A dated March 6, 2000).

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

              (vi) Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended (incorporated by reference to Exhibit 10 (vi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

        The following are compensatory plans and arrangements in which directors or executive officers participate:

              (viii) 1991 Stock Option Plan of the Registrant, as amended through June 24, 1999 (incorporated by reference to Exhibit (10)(2) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

              (ix) 1996 Stock Option Plan of the Registrant as amended through June 24, 1999 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

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

              (xi) Excess Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31,
        1996); as amended effective June 24, 1998 (incorporated by reference to
        Exhibit 10 (xiv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              (xii) Excess Earnings Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              (xiii) Restated Supplemental Executive Retirement Plan effective January 1, 1997 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              (xiv) Form of Indemnification Agreement between Registrant and each of John G. Breen, Duane E. Collins, William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Charles S. Mechem, Jr., Heidi G. Miller, Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson (incorporated by reference to Exhibit 10 (4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 4, 1999).

              (xv)    Form of Severance Agreement between Registrant and Jerome
        F. Tatar (incorporated by reference to Exhibit 10 (xvii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999); and, Amendment to Severance Agreement (incorporated by reference to Exhibit 10 (1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 2000.

              (xvi) Form of Severance Agreement between Registrant and each of Elias M. Karter, Raymond W. Lane, Sue K. McDonnell, Timothy R. McLevish and other key employees (incorporated by reference to Exhibit 10 (xvii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999); and, Amendment to Severance Agreement (incorporated by reference to Exhibit 10 (2) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 2000).

              (xvii) Restated Benefit Trust Agreement dated August 27, 1996 between Registrant and Society Bank, National Association (incorporated by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xix) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998); as amended effective October 28, 2000.

              (xviii) Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999 (incorporated by reference to Exhibit
        (10)(5) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

              (xix) Deferred Compensation Plan for Directors of the Registrant, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xx) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              (xx) 1985 Supplement to Registrant's Deferred Compensation Plan for Directors, as amended through October 29, 1988 (incorporated by reference to Exhibit (10)(xxi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xxii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              (xxi) Restated Directors Capital Accumulation Plan effective January 1, 2000 (incorporated by reference to Exhibit (10) (4) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000).

              (xxii) Form of Executive Life Insurance Policy for Key Executives (incorporated by reference to Exhibit 10 (xxiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

              (xxiii) Long Term Incentive Plan effective 1999 (incorporated by reference to Exhibit 10(2) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 4, 1999).

              (xxiv) Long Term Incentive Plan effective 2000 (incorporated by reference to Exhibit (10) (2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000.

              (xxv) Annual Incentive Plan for 2000 (incorporated by reference to Exhibit (10) (1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000).

              (xxvi) Restated Executive Capital Accumulation Plan effective January 1, 2000 (incorporated by reference to Exhibit (10) (3) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000).

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Auditors.

        (b) No current reports on Form 8-K were filed with the Commission during fiscal year 2000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MEAD CORPORATION

Date:   February 22, 2001          By /s/ JEROME F. TATAR
                                      --------------------------------------
                                      Jerome F. Tatar
                                      Chairman of the Board,
                                      Chief Executive Officer and
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   February 22, 2001          By /s/ JEROME F. TATAR
                                     ----------------------------------------
                                      Jerome F. Tatar
                                      Director, Chairman of the Board,
                                      Chief Executive Officer and
                                      President

Date:   February 22, 2001          By /s/ TIMOTHY R. MCLEVISH
                                     ----------------------------------------
                                      Timothy R. McLevish
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)



Date:   February 22, 2001          By /s/ PETER H. VOGEL, JR.
                                     ----------------------------------------
                                      Peter H. Vogel, Jr.
                                      Vice President, Finance and Treasurer
                                      (principal accounting officer)




Date:   February 22, 2001          By /s/ JOHN G. BREEN
                                     -------------------------------------------
                                      John G. Breen
                                      Director

Date:   February 22, 2001          By /s/ DUANE E. COLLINS
                                     -------------------------------------------
                                      Duane E. Collins
                                      Director

Date:   February 22, 2001          By /s/ WILLIAM E. HOGLUND
                                     -------------------------------------------
                                      William E. Hoglund
                                      Director

Date:   February 22, 2001          By /s/ JAMES G. KAISER
                                     -------------------------------------------
                                      James G. Kaiser
                                      Director

Date:   February 22, 2001          By /s/ ROBERT J. KOHLHEPP
                                     -------------------------------------------
                                      Robert J. Kohlhepp
                                      Director

Date:   February 22, 2001          By /s/ JOHN A. KROL
                                     -------------------------------------------
                                      John A. Krol
                                      Director


Date:   February 22, 2001          By /s/ SUSAN J. KROPF
                                     -------------------------------------------
                                      Susan J. Kropf
                                      Director

Date:   February 22, 2001          By /s/ CHARLES S. MECHEM, JR.
                                     -------------------------------------------
                                      Charles S. Mechem, Jr.
                                      Director

Date:   February 22, 2001          By /s/ HEIDI G. MILLER
                                     -------------------------------------------
                                      Heidi G. Miller
                                      Director

Date:  February 22, 2001           By /s/ LEE J. STYSLINGER, JR.
                                     -------------------------------------------
                                      Lee J. Styslinger, Jr.
                                      Director

Date:  February 22, 2001           By /s/ J. LAWRENCE WILSON
                                     -------------------------------------------
                                      J. Lawrence Wilson
                                      Director

                             THE MEAD CORPORATION





                      EXHIBITS TO FORM 10-K ANNUAL REPORT





                     FOR THE YEAR ENDED DECEMBER 31, 2000