Form 10-K/A
period 2000-12-31
MEAD CORP
filed 2001-05-09
CIK 64394

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

  Registrant's telephone number, including area code: 937-495-6323 Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
        Title of Each Class                  on which Registered
        -------------------                  -------------------

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to include the following information and financial statements required by Form 11-K with respect to The Mead 401(k) Plan (the "Plan") for the year ended December 31, 2000.


THE MEAD 401(k) PLAN

TABLE OF CONTENTS

--------------------------------------------------------------------------

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                             3

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999
AND FOR THE YEAR ENDED DECEMBER 31, 2000:

 Statements of Net Assets Available for Benefits                         4

 Statement of Changes in Net Assets Available for Benefits               5

NOTES TO FINANCIAL STATEMENTS                                          6 - 8

SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 2000
AND FOR THE YEAR THEN ENDED:

 Schedule of Assets Held for Investment Purposes at End of Year        9 - 12

 Schedule of Reportable Transactions                                    13

SIGNATURES                                                              14

EXHIBIT-

 Independent Auditors' Consent                                          15

INDEPENDENT AUDITORS' REPORT

Members of the Corporate Benefits Committee
The Mead 401(k) Plan
Dayton, Ohio

We have audited the accompanying statements of net assets available for benefits of The Mead 401(k) Plan (the "Plan") as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Dayton, Ohio
May 7, 2001

THE MEAD 401(k) PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------
(All dollar amounts in thousands)

ASSETS                                            2000      1999
                                                --------  --------
Investments:
  Mead Common Stock Fund                        $175,289  $184,690
  Fidelity Investment Funds:
    Asset Manager Fund                            36,031    38,944
    Asset Manager Growth Fund                     53,638    64,661
    Asset Manager Income Fund                      7,247     8,237
    Equity Income Fund                            48,536    56,791
    Intermediate Bond Fund                         5,134     6,213
    Magellan Fund                                126,747   154,393
    Overseas Fund                                 13,963    19,444
    Retirement Money Market Fund                  21,537    29,904
    Short Term Bond Fund                          11,978    12,885
    U.S. Equity Index Pool Fund                   21,028    27,753
  Other mutual funds (each less than 5% of
    total net assets available for benefits)      88,317    72,452
  Loans to participants                           13,474    12,754
                                                --------  --------

Net Assets Available for Benefits               $622,919  $689,121
                                                ========  ========


See notes to financial statements.

THE MEAD 401(k) PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEAR ENDED DECEMBER 31, 2000

----------------------------------------------------------------------------
(All dollar amounts in thousands)

INCREASES IN PLAN ASSETS:
  Contributions:
    Employees                                                     $   41,423
    Rollovers                                                          4,294
    Employer                                                          11,907
  Investment income - interest and dividends                          35,157
                                                                  ----------

Total increases                                                       92,781
                                                                  ----------

DECREASES IN PLAN ASSETS:
 Investment loss - net depreciation in fair value of investments    (113,146)
 Benefits paid to participants                                       (45,709)
 Administrative expenses                                                (128)
                                                                  ----------

Total decreases                                                     (158,983)
                                                                  ----------

NET DECREASE IN PLAN ASSETS                                          (66,202)

NET ASSETS - DECEMBER 31, 1999                                       689,121
                                                                  ----------

NET ASSETS - DECEMBER 31, 2000                                    $  622,919
                                                                  ==========


See notes to financial statements.

THE MEAD 401(k) PLAN
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999 AND
YEAR ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

A.     PLAN DESCRIPTION


The following description of The Mead 401(k) Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a more complete description of the Plan's provisions.

General - The Plan is a defined contribution plan covering employees of The Mead Corporation ("Mead"). It is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Contributions - Participants may generally authorize a reduction of payroll wages up to a certain percentage of compensation as a contribution to the Plan each year. Mead makes matching contributions each year, in accordance with the provisions set forth in the Plan document. Employee and employer contributions and actual earnings thereon are at all times fully vested and nonforfeitable. All employer contributions are made to the Mead Common Stock Fund. The following represents the maximum allowable employee contribution percentage and the maximum Mead match percentage of participants eligible gross pay, by employee group:

                                                   Maximum
Employee Group                                    Contribution        Mead's Match
--------------------------------------------------------------------------------------------------
Salaried and Non-bargaining Hourly Employees          20%          100% on first 3% of gross pay,
                                                                     50% on next 2% of gross pay
Bargaining Hourly Employees (excluding Rumford)       20%          None
Bargaining Hourly Employees (Rumford only)            20%          50% on first 6% of gross pay

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

B.     SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements - In September 2000, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position ("SOP") 99-3, Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters, which simplifies disclosures for certain investments. The Plan has applied the provisions of SOP 99-3 in these financial statements.

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

Investment Valuation and Income Recognition - The Plan's investments are stated at fair value as measured by readily available market prices. Participant loans are valued at cost, which approximates fair value. Purchases and sales are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

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

E.     NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investment in the Mead Stock Fund is as follows:

(All dollar amounts in thousands)

INCREASES IN FUND ASSETS:
  Contributions:
    Employees                                          $   2,667
    Rollovers                                                517
    Employer                                              11,899
Transfers from participant-directed investments - net     29,344
                                                       ---------

Total increases                                           44,427
                                                       ---------

DECREASES IN FUND ASSETS:
 Investment loss - net depreciation in fair value        (42,972)
 Benefits paid to participants                           (10,848)
 Administrative expenses                                      (8)
                                                       ---------

Total decreases                                          (53,828)
                                                       ---------

NET DECREASE IN FUND ASSETS                               (9,401)

NET ASSETS - DECEMBER 31, 1999                           184,690
                                                       ---------

NET ASSETS - DECEMBER 31, 2000                         $ 175,289
                                                       =========

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2000

------------------------------------------------------------------------------------------------
(All dollar amounts in thousands)
                                                                            (e) Current
(a)            (c) Description of Investments           (d) Cost                Value

               Mead Common Stock Fund                   $133,520            $175,289

               Fidelity Investment Funds:
*               Asset Manager                             36,545              36,031
*               Asset Manager Growth                      58,130              53,638
*               Asset Manager Income                       7,291               7,247
*               Equity Income                             42,805              48,536
*               Intermediate Bond                          5,137               5,134
*               Magellan                                 107,236             126,747
*               Overseas                                  14,286              13,963
*               Retirement Money Market                   21,537              21,537
*               Short Term Bond                           12,203              11,978
*               U.S. Equity Index Pool                    16,159              21,028

               Other mutual funds:
               Fidelity funds:
*               Aggressive Growth                          8,764               5,956
*               Aggressive International                     186                 135
*               Asset Manager Aggressive                     546                 469
*               Balanced                                     101                  95
*               Blue Chip Growth                           1,603               1,513
*               Canada                                        95                  82
*               Capital Appreciation                         135                 131
*               Cap & Inc                                    295                 261
*               Contrafund                                 1,626               1,438
*               Contrafund II                                 76                  63
*               Conv Sec                                      81                  64
*               China Rgn                                     89                  77
*               Disciplined Equity                            40                  33
*               Diversified International                    283                 270
*               Dividend Growth                            2,912               3,024
*               Emerging Markets                              76                  53
*               Equity Income II                             357                 309
*               Europe                                       431                 376
*               Europe Capital Appreciation                  146                 149
*               Export & Multinational                       138                 131
*               Fidelity Fund                                909                 811
*               Fifty                                        280                 263
*               Four in One Index                            197                 185
*               Freedom 2000                                 114                 104
*               Freedom 2010                                 106                 102
*               Freedom 2020                                 103                  98
*               Freedom 2030                                 123                 115
*               Freedom Income                                 4                   4
*               Ginnie Mae                                    72                  74
*               Global Balanced                                4                   4
*               Government Securities                        174                 176
*               Growth & Income                            1,527               1,458
*               Growth & Income II                             1                   1
*               Growth Company                             3,655               3,158
*               High Income                                    6                   5

                                                                     (Continued)

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2000

 ---------------------------------------------------------------------------------------------------
(All dollar amounts in thousands)
                                                                                         (e) Current
(a)             (c) Description of Investments                        (d) Cost               Value

                Other mutual funds (Continued):
                 Fidelity funds (Continued):
*                 Independence                                        $  708                $  590
*                 Inst Sh-Int Government                                  12                    12
*                 Int Government Income                                    7                     7
*                 International Bond                                      51                    50
*                 International Gr & Inc.                                 64                    52
*                 Investment Grade Bond                                   64                    65
*                 Japan                                                  257                   164
*                 Japan Small Co                                         345                   166
*                 Large Cap Stock                                        108                    97
*                 Latin America                                          102                   122
*                 Low-Priced Stock                                       563                   545
*                 Mid-Cap Stock                                        1,816                 1,863
*                 Mortgage Security                                       11                    11
*                 New Market Income                                      135                   138
*                 Nordic                                                 107                   124
*                 OTC Portfolio                                        2,167                 1,540
*                 Pac Basin                                               58                    39
*                 Puritan                                                427                   405
*                 Real Estate Investment                                 297                   314
*                 Retirement Government Money Market                   1,633                 1,633
*                 Small-Cap Stock                                        119                   123
*                 Small Capp Stock II                                    129                   120
*                 Southeast Asia                                          19                    15
*                 Spartan International Index                              5                     5
*                 Spin Extended Market Index                              11                     8
*                 Stock Selector                                          17                    14
*                 Strategy Income                                         19                    18
*                 Target Time 2001                                         3                     3
*                 TechnoQuant                                             60                    53
*                 Trend                                                    3                     3
*                 Total Market Index                                      30                    27
*                 U.S. Bond Index                                        307                   310
*                 Utilities                                              811                   576
*                 Value                                                   73                    74
*                 Worldwide                                              103                    94
                 Other Funds:
                  Alger Capital Appreciation                           1,288                 1,016
                  Alger Small Cap RTM                                    524                   414
                  Alger Mid Cap Growth                                   681                   650
                  AMR Balanced                                             6                     7
                  AMR Large Cap Value                                     26                    26
                  AMR International Equity                                15                    14
                  AMR Short Term Bond                                      1                     1
                  Ariel                                                   73                    72
                  Ariel Appreciation                                      53                    50
                  Ariel Premier Bond                                       6                     6

                                                                     (Continued)

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2000

------------------------------------------------------------------------------------------------------
(All dollar amounts in thousands)
                                                                         (e) Current
(a)              (c) Description of Investments           (d) Cost           Value

                 Other Funds (Continued):
                  Baron Asset                             $   115            $  115
                  Baron Growth                                 38                35
                  Calvert Cap Acc                              39                32
                  Calvert Newvis Small CP                       5                 5
                  Domini Social Equity Index                  147               134
                  Founders Balanced                            95                76
                  Founders Discovery                          826               658
                  Founders G & I                               14                11
                  Founders Growth                             372               276
                  Founders MC Growth                          142               137
                  Founders Passport                           121                63
                  Founders Worldwide                           26                18
                  Franklin Sm Cap Grth                        403               338
                  INVESCO Dynamics                          1,564             1,474
                  INVESCO Blue Chip Growth                    629               435
                  INVESCO High Yield                          183               144
                  INVESCO Equity Income                        97                94
                  INVESCO Select Income                        73                73
                  INVESCO Small Company Growth                666               607
                  INVESCO Total Return                        117               106
                  INVESCO Value Equity                         74                66
                  Janus Balanced                            1,188             1,167
                  Janus Enterprise                          9,779             6,755
                  Janus Flex Income                            74                71
                  Janus Fund                                4,320             3,484
                  Janus Mercury                            13,569            10,224
                  Janus Twenty                             15,745            13,337
                  Janus Worldwide                           7,794             6,998
                  MAS Balanced Adviser                         42                37
                  MAS Fixed Income Adv                         14                14
                  MAS High Yield Adv                           52                40
                  MAS Mid Cap Growth                        1,399             1,198
                  MAS Value Adv                               114               116
                  Montgomery Global 20                         19                12
                  Morgan Stanley Active International B         5                 4
                  Morgan Stanley Emerging Markets B           101                81
                  Morgan Stanley International Magnum           1                 1
                  Morgan Stanley Sm Co Growth B               548               456
                  Morgan Stanley Global Equity B               17                15
                  MSDW Equity Growth B                         35                29
                  Mutual Discovery A                           31                28
                  Mutual Shares Class A                         7                 7
                  NB Focus Trust                              203               195
                  NB Genesis Trust                            326               403
                  NB Guardian Trust                            35                27
                  NB Manhattan Trust                          181               128
                  NB Partners Trust                           129               120

                                                                     (Continued)

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF ASSETS HELD
FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
(All dollar amounts in thousands)
                                                                                                    (e) Current
(a)                      (c) Description of Investments                              (d) Cost            Value

                         Other Funds (Continued):
                          PBHG Emerging Growth                                       $    366           $    224
                          PBHG Growth                                                   2,361              1,487
                          PIMCO Capital Appreciation                                      336                286
                          PIMCO Global Bond                                                 3                  3
                          PIMCO High Yield                                                208                183
                          PIMCO Long-Term US Govt                                          35                 36
                          PIMCO Low Duration                                              113                113
                          PIMCO Mid-Cap Growth                                            216                218
                          PIMCO Total Return                                              272                274
                          Strong Advantage                                                132                132
                          Strong Common Stock                                              22                 19
                          Strong Discovery                                                 25                 20
                          Strong Government Securities                                     20                 21
                          Strong Growth                                                 1,248                988
                          Strong LG Capital Growth                                        386                293
                          Strong Opportunity                                              298                294
                          Strong Schafer Value                                              1                  1
                          Strong Short-Term Bond                                           10                 10
                          Templeton Developing Markets I                                   86                 75
                          Templeton Foreign A                                             108                117
                          Templeton Foreign Small Co.                                       2                  2
                          Templeton Global Bond                                            60                 55
                          Templeton Growth A                                              147                154
                          Templeton World A                                               108                103
                          (OFDO) UAM/FMA Small Company                                      1                  1
                          UAM/RHJ Small Cap                                                 6                  6
                          USAA Cornerstone Strategy                                         1                  1
                          USAA Emerging Markets                                             2                  2
                          USAA Growth Fund                                                  3                  3
                          USAA GNMA Trust                                                   4                  4
                          USAA Income                                                      68                 68
                          USAA Income Stock                                                33                 34
                          USAA International                                               79                 68
                          Warburg Capital Appreciation                                    195                166
                          Warburg Emerging Growth                                         123                102
                          Warburg Global Fixed Income                                      60                 60
                          Warburg Value Common                                             17                 16
                          Warburg International Equity                                      2                  2
                          Warburg Small Co. Value                                           9                  9
                                                                                     --------           --------

                              Total other mutual funds                                107,209             88,317
                                                                                     --------           --------

                    Loans to participants - 2,151 with interest rates from             13,474             13,474
                     6.25% to 10.75%
                                                                                     --------           --------

                                                                                     $575,532           $622,919
                                                                                     ========           ========

*Party-in-Interest.

Column (b) is omitted as the identity of the issue, borrower, lessor, or similar party is disclosed within the body of the schedule. (Concluded)

THE MEAD 401(k) PLAN
SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
(All dollar amounts in thousands)


                                                                                                                (h)
                                                                                                              Current
                                                                                                              Value of
                                                                                                              Asset on
   (a)                                                      (b)                    (c)        (d)       (g)    Trans-      (i)
Identity of Party                                       Description of           Purchase   Selling   Cost of  action   Net Gain
 Involved                                                   Asset                 Price      Price     Asset    Date     (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Type (iii) Series transactions in excess of five percent of assets

The Mead Corporation           Mead Common Stock Fund                            $80,679    $47,110   $43,504 $127,789  $3,606


There were no type (i), (ii), or (iv) reportable transactions during the year ended December 31, 2000.

Columns (e) and (f) have been omitted because they are not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                    THE MEAD CORPORATION
                                    (Registrant)


Date:     May 9, 2001          By:  /s/ PETER H. VOGEL, JR.
                                    -------------------------------
                                    Peter H. Vogel, Jr.
                                    Vice President, Finance and Treasurer
                                    (Principal Accounting Officer)


                                    THE MEAD 401(k) PLAN


Date:     May 9, 2001          By:  /s/ JAMES D. BELL
                                    -------------------------------
                                    James D. Bell
                                    Director of Benefits

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Form S-8 Registration Statements (Nos. 33-37961, 33-47580 and 33-53421) of our report dated May 7, 2001 accompanying the financial statements of The Mead 401(k) Plan included in this Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 2000.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Dayton, Ohio
May 7, 2001