Form 10-Q
period 2001-04-01
MEAD CORP
filed 2001-05-09
CIK 64394

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ___________________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2001


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___.
                                              ---

     The number of Common Shares outstanding at April 1, 2001 was 99,107,586.

================================================================================

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              --------------------------------------------------
                     QUARTERLY PERIOD ENDED APRIL 1, 2001
                     ------------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM. 1 FINANCIAL STATEMENTS
        --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS (unaudited)
--------------
(All dollar amounts in millions)

                                                                  April 1,                 Dec. 31,
                                                                    2001                     2000
                                                                 ----------               ----------
ASSETS

Current assets:
    Cash and cash equivalents                                     $     14.4               $     29.4
    Accounts receivable                                                496.8                    557.3
    Inventories                                                        655.2                    561.5
    Other current assets                                               138.8                    133.1
                                                                  ----------               ----------
         Total current assets                                        1,305.2                  1,281.3
Investments and other assets                                         1,131.8                  1,128.8
Property, plant and equipment                                        6,065.1                  6,032.4
Less accumulated depreciation and amortization                      (2,822.5)                (2,762.5)
                                                                  ----------               ----------
                                                                     3,242.6                  3,269.9
                                                                  ----------               ----------

         Total assets                                             $  5,679.6               $  5,680.0
                                                                  ==========               ==========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
    Notes payable                                                 $    218.2               $    200.3
    Accounts payable                                                   262.2                    269.1
    Accrued liabilities                                                429.3                    530.3
    Current maturities of long-term debt                               112.7                     12.6
                                                                  ----------               ----------
         Total current liabilities                                   1,022.4                  1,012.3

Long-term debt                                                       1,337.3                  1,322.8

Deferred items                                                         967.8                    947.1

Shareowners' equity:
    Common shares                                                      147.8                    147.4
    Additional paid-in capital                                         129.6                    125.2
    Retained earnings                                                2,109.6                  2,172.9
    Other comprehensive loss                                           (34.9)                   (47.7)
                                                                  ----------               ----------
                                                                     2,352.1                  2,397.8
                                                                  ----------               ---------
         Total liabilities and shareowners' equity                $  5,679.6               $  5,680.0
                                                                  ==========               ==========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF OPERATIONS  (unaudited)
-------------------------
(All dollar amounts in millions, except per share amounts)

                                                                               First Quarter Ended
                                                                     -----------------------------------------
                                                                        April 1,                    April 2,
                                                                         2001                        2000
                                                                     --------------             --------------
 Net sales                                                               $   944.5                 $   953.6
 Costs and expenses:
     Cost of sales                                                           850.7                     776.6
     Selling and administrative
        expenses                                                             113.5                     118.6
                                                                         ---------                 ---------
                                                                             964.2                     895.2
                                                                         ---------                 ----------

     Earnings (loss) from operations                                         (19.7)                     58.4
 Other revenues - net                                                           .4                       1.5
 Interest and debt expense                                                   (28.8)                    (29.7)
                                                                         ---------                 ---------
     Earnings (loss) before income taxes                                     (48.1)                     30.2
 Income taxes                                                                (10.3)                     11.0
                                                                         ---------                 ---------
     Earnings (loss) before equity in
         net earnings of investees                                           (37.8)                     19.2
 Equity in net earnings of investees                                           1.2                       4.0
                                                                         ---------                 ---------

     Earnings (loss) before cumulative effect of
         change in accounting principle                                      (36.6)                     23.2
 Cumulative effect of change in
     accounting principle                                                    (10.4)                     (2.4)
                                                                         ---------                 ---------
     Net earnings (loss)                                                 $   (47.0)                $    20.8
                                                                         =========                 =========

 Earnings (loss) per common share - basic:
 Earnings (loss) before cumulative effect of
     change in accounting principle                                      $    (.37)                $     .22
 Cumulative effect of change in
     accounting principle                                                     (.10)                     (.02)
                                                                         ---------                 ---------
     Net earnings (loss)                                                 $    (.47)                $     .20
                                                                         =========                 =========

 Earnings (loss) per common share - diluted:
 Earnings (loss) before cumulative effect of
     change in accounting principle                                      $    (.37)                $     .22
 Cumulative effect of change in
     accounting principle                                                     (.10)                     (.02)
                                                                         ---------                 ---------
     Net earnings (loss)                                                 $    (.47)                $     .20
                                                                         =========                 =========
 Cash dividends per common share                                         $     .17                 $     .17
                                                                         =========                 =========
 Average common shares
     outstanding (millions) - basic                                           99.1                     102.7
                                                                         =========                 =========
 Average common shares
     outstanding (millions) - diluted                                         99.1                     104.4
                                                                         =========                 =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF CASH FLOWS (unaudited)
------------------------
(All dollar amounts in millions)

                                                                                First Quarter Ended
                                                                     ----------------------------------------
                                                                         April 1,                 April 2,
                                                                           2001                     2000
                                                                     ---------------           ---------------
Cash flows from operating activities:
  Net earnings (loss)                                                $        (47.0)           $         20.8
  Adjustments to reconcile net earnings (loss) to
   net cash (used in) operating activities:
     Depreciation, amortization and depletion of
      property, plant and equipment                                            71.3                      69.0
     Depreciation and amortization of other assets                             15.7                      14.9
     Deferred income taxes                                                     22.6                      17.4
     Investees-earnings and dividends                                          (1.9)                     (4.2)
     Cumulative effect of change in accounting principle                       10.4                       2.4
     Other                                                                     (5.6)                     (6.6)
     Change in current assets and liabilities:
      Accounts receivable                                                      60.5                      60.6
      Inventories                                                             (93.7)                   (137.3)
      Other current assets                                                     (7.7)                    (10.0)
      Accounts payable and accrued liabilities                               (107.9)                    (94.3)
                                                                     --------------            --------------

       Net cash (used in) operating activities                                (83.3)                    (67.3)

Cash flows from investing activities:
  Capital expenditures                                                        (45.5)                    (32.2)
  Additions to equipment rented to others                                      (8.0)                     (7.5)
  Other                                                                         1.8                      (9.0)
                                                                     --------------            --------------

       Net cash (used in) investing activities                                (51.7)                    (48.7)

Cash flows from financing activities:
  Additional borrowings                                                       113.9
  Payments on borrowings                                                        (.3)                    (21.7)
  Notes payable                                                                17.9                     105.2
  Cash dividends paid                                                         (16.3)                    (17.4)
  Common shares issued                                                          4.8                       5.8
                                                                     --------------            --------------

       Net cash provided by financing activities                              120.0                      71.9
                                                                     --------------            --------------

(Decrease) in cash and cash equivalents                                       (15.0)                    (44.1)
Cash and cash equivalents at beginning of year                                 29.4                      56.4
                                                                     --------------            --------------
Cash and cash equivalents at end of quarter                          $         14.4            $         12.3
                                                                     ==============            ==============

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 2000, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the first quarter ended April 1, 2001, are not necessarily indicative of the results for the full year.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                              April 1,            Dec. 31,
                                                2001                2000
                                            -----------         -----------

Finished and semi-finished products         $     436.5         $     360.1
Raw materials                                     131.2               117.2
Stores and supplies                                87.5                84.2
                                            -----------         -----------
                                            $     655.2         $     561.5
                                            ===========         ===========

D - LOCATION CLOSURES AND EMPLOYEE TERMINATION COSTS

During 2000, the company recorded a pretax charge of $9.5 million in cost of sales associated with the shutdown and disposal of one Consumer and Office Products location and the shutdown of one Packaging and Paperboard location. The charges included $1.3 million for transferring equipment to other locations, $6.8 million for severance costs including medical, dental and other benefits, and an additional $1.4 million in depreciation expense. Machinery and equipment was transferred to various Consumer and Office Products and Packaging and Paperboard locations and expensed as incurred. The severance costs related to 269 salaried and hourly employees who have left the company on or before April 1, 2001. The following is a summary of the related severance charges.

                               Severance Charge
                               ----------------

Balance at December 31, 2000        $   1.3
Used for intended purpose              (1.3)
                                    -------
Balance at April 1, 2001            $
                                    =======

E - SHAREOWNERS' EQUITY

The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares; however, no shares were repurchased in the first quarter of 2001. As of the first quarter of 2001, 4.1 million shares have been repurchased on the open market.

Comprehensive earnings for the first quarter ended April 1, 2001 and April 2, 2000, were $(34.2) million and $14.6 million; respectively. The difference between net earnings and comprehensive earnings for the first quarter ended April 1, 2001 relates to the change in foreign currency translation adjustment, unrealized loss on available-for-sale securities, additional minimum pension liability and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

F - ADDITIONAL INFORMATION ON CASH FLOWS

                                First Quarter Ended
                              ----------------------
                               April 1,     April 2,
                                 2001         2000
                              ---------     --------

Cash paid for:

    Interest                  $   43.4       $  45.1
                              ========       =======
    Income Taxes              $   24.7       $  30.5
                              ========       =======

G - SEGMENT INFORMATION


                                                  First Quarter Ended
                                            --------------------------------
                                              April 1,           April 2,
                                                2001               2000
                                            -------------      -------------

Net sales:
 Industry segments:
  Paper                                     $       476.3      $       468.6
  Packaging and Paperboard                          363.2              388.8
  Consumer and Office Products                      105.0               96.2
                                            -------------      -------------
  Total                                     $       944.5      $       953.6
                                            =============      =============

Earnings (loss) from operations
 before income taxes:
  Industry segments:
   Paper                                    $        (6.3)     $        48.5
   Packaging and Paperboard                          11.9               42.2
   Consumer and Office Products                      (8.5)             (11.9)

  Corporate and other (1)                           (45.2)             (48.6)
                                            -------------      -------------

   Total                                    $       (48.1)     $        30.2
                                            =============      =============

(1) Corporate and other includes the
    following:

  Other revenues (expenses)                 $         (.4)     $         2.0
  Interest expense                                  (28.8)             (29.7)
  Other expenses                                    (16.0)             (20.9)
                                            -------------      -------------

   Total                                    $       (45.2)     $       (48.6)
                                            =============      =============

Identifiable assets have not changed significantly at April 1, 2001, compared to December 31, 2000.

H -  DERIVATIVES FINANCIAL INSTRUMENTS

Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivative instruments are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive loss and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

The adoption of SFAS No. 133 resulted in a cumulative effect after-tax charge to earnings of $10.4 million and a reduction in other comprehensive loss of $10.3 million. The reduction to income is mostly attributable to an embedded option within a convertible debenture classified as an available for sale investment. The debenture was received as part of the consideration for the sale of an equity investee in 1999. The embedded derivative has been bifurcated from the debenture and is not designated as a hedge. The change in fair value of the derivative during the first quarter of 2001 is recorded in other revenues.

The net derivative loss included in other comprehensive loss at the end of the first quarter 2001 which is expected to be reclassified to earnings within the next 12 months is approximately $100 thousand.

The company uses various derivative financial instruments as part of an overall strategy to manage exposures to market risks associated with interest rates, commodity prices and foreign currency exchange fluctuations. The company's objective for engaging in derivatives is to manage the risks to an acceptable level while using the most cost effective methods.

Interest Rate Risk

The company utilizes interest rate swap and cap agreements to manage its interest rate risks on its debt instruments including the reset of interest rates on variable rate debt. As part of an overall strategy to maintain an acceptable level of exposure to interest rate fluctuation, the company has developed a targeted mix of fixed-rate or cap-protected debt and variable rate debt. To efficiently manage this mix, the company may utilize interest rate swap and cap agreements. The company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate. The fair value of the cap is not material. The company has interest rate swaps with a $34.3 million notional amount designated as fair value hedges of certain fixed rate borrowings. The maturity dates on these swaps match the maturity dates of the underlying debt. Included in other revenues is pre-tax income of approximately $350 thousand associated with the ineffectiveness of fair value hedges of interest rate risk during the first quarter. The company also has an interest rate swap with a notional amount of $50 million and remaining life of five years, designated as a cash flow hedge. There was no ineffectiveness during the first quarter of 2001 for this hedge.

Commodities Price Risk

The company is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the markets in which the company's many suppliers operate. The company's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company currently uses a limited amount of derivative financial instruments to manage its exposure to changes in certain commodity prices. The company has entered swap transactions on a notional amount of old corrugated containers ("OCC") and corrugated medium sales. These contracts are designated as cash flow hedges of the forecasted purchases of OCC and forecasted sales of medium. There is no ineffectiveness associated with these contracts.

Foreign Currency Risk

The company uses foreign currency forward contracts to manage the foreign currency exchange risks associated with its international operations. The company utilizes forward contracts which are short-term in duration and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The forward contracts, which are not designated as hedging instruments under SFAS No. 133, are used to hedge the impact of the variability of exchange rates on the company's cash flow.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS
---------------------

Net sales
---------
First quarter net sales were $944.5 million, a 1% decrease from $953.6 million in the first quarter of 2000. The slight decline in sales revenue was primarily from lower prices and sales volume of coated paper and corrugating medium.

Costs and expenses
------------------
Costs of sales of $850.7 million increased 10% from $776.6 million in 2000 primarily as a result of higher costs for energy and oil-derived raw materials and due to operating difficulties at one of Mead's larger paper mills. Selling and administrative expenses of $113.5 million decreased 4% from $118.6 million in 2000 as a result of lower consulting and compensation-related expenses.

Interest and debt expense
-------------------------
First quarter interest and debt expense of $28.8 million decreased 3% from $29.7 million in 2000 as a result of slightly lower interest rates in 2001.

Income taxes
------------
The effective income tax rate was 21.4% compared to 36.4% in the first quarter of 2001. The tax rate was much lower because of the expected earnings reduction in 2001 combined with the tax benefits of certain export sales arrangements.

Equity in net earnings of investees
-----------------------------------
Mead's share of earnings from investees was $1.2 million compared to $4 million in the first quarter of 2000. The decline was a result of lower selling prices for oriented strand board (OSB).

Net earnings (loss)
-------------------
Mead reported a net loss for the first quarter of 2001 of $47 million compared to net earnings of $20.8 million in the first quarter of 2000. The net loss in the first quarter of 2001 included an after-tax charge of $10.4 million for the cumulative effect of an accounting change related to adoption of SFAS No. 133 as discussed in Note H to the Financial Statements on this Form 10-Q. The decline in operating results compared to the first quarter of 2000 was a result of lower selling prices and shipments of coated paper and corrugating medium, operating difficulties and higher costs for energy and certain raw materials. In the first quarter of 2000, net earnings included an after-tax charge of $2.4 million, reflecting the cumulative effect of a change in accounting principle related to adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101.

Financial Data by Business
--------------------------

Paper segment
                                                          First Quarter
                                                --------------------------------
                                                2001         2000       % Change
                                                --------------------------------
 (All dollar amounts in millions)

Net sales                                       $476.3      $468.6           2%

Segment earnings (loss) before income tax         (6.3)       48.5        (113)%

Earnings in the Paper segment declined from last year's first quarter as a result of higher costs for energy and certain raw materials, lower shipments and selling prices for coated paper, lower selling prices for carbonless paper and operating issues. Operating issues related to the conversion to alkaline papermaking at the company's Ohio mill and other matters led to higher costs of approximately $15 million pretax in the quarter. Shipments of carbonless paper increased during the quarter compared to the first quarter of 2000 as a result of a multi-year sales agreement signed in late 2000 with a new customer.

Packaging and Paperboard segment
                                                         First Quarter
                                                -------------------------------
                                                2001        2000       % Change
                                                -------------------------------
 (All dollar amounts in millions)

Net sales                                       $363.2     $388.8         (7)%

Segment earnings before income tax                11.9       42.2        (72)%

Sales in the Packaging and Paperboard segment declined 7% from the prior year. Earnings declined 72% from the prior year primarily as a result of market-related issues that included higher costs for energy and certain raw materials, lower shipments and prices for corrugating medium, containers and wood products as well as the effect of foreign currency exchange rates on European operations. To better match production to demand, the Containerboard division slowed production of corrugating medium at its Stevenson, Alabama, mill, taking the equivalent of 33,000 tons of market-related downtime during the first quarter at a cost of approximately $5 million pretax.

Consumer and Office Products segment
                                                         First Quarter
                                                -------------------------------
                                                2001        2000       % Change
                                                -------------------------------
 (All dollar amounts in millions)

Net sales                                       $105.0      $96.2           9%

Segment (loss) before income tax                  (8.5)     (11.9)         29%

Sales in the Consumer and Office Products segment increased 9% from the prior year due to higher sales of consumer products. The segment reported a narrower seasonal loss in the first quarter compared to the prior year's first quarter as a result of higher sales and improvements in productivity. The segment generally reports a seasonal operating loss in the first quarter of the year as the selling season for its major product lines of school supplies and time management products occurs later in the year. During the quarter, Mead acquired selected assets formerly used by Pen-Tab, which had been a supplier of school products to the marketplace. These assets included a facility in Front Royal, Virginia, which Mead is now operating.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital on April 1, 2001 was $283 million compared to $269 million on December 31, 2000. The current ratio was 1.3 at the end of the first quarter of 2001, unchanged from December 31, 2000. Inventories of $655 million were up 17% from December 31, 2000 due in large part to the seasonal build for the Consumer and Office Products segment. Inventories were up 2% from the level of the first quarter of 2000, reflecting slightly higher inventories in the Paper segment.

Borrowed capital (long-term debt) as a percentage of total capital (long-term debt plus shareowner's equity) was 36.2% at the end of the first quarter compared to 35.6% on December 31, 2000. Total debt to total capital at the end of the first quarter 2001 was 41.5% compared to 39% on December 31, 2000, reflecting the seasonality of the Consumer and Office Products business.

Capital expenditures totaled $46 million for the first quarter of 2001 compared to $32 million for the first quarter of 2000.

At the end of the first quarter, Mead paid a fixed rate or a capped rate of interest on 63% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.04 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $9.3 million less than book value at the end of the first quarter.

OUTLOOK
-------
During the quarter, Mead continued the multi-year implementation of an enterprise resource planning ("ERP") software system across the company. Mead expects to spend approximately $125 million to implement the ERP system between 1998 and early 2003. Through the first quarter of 2001, the company had spent a total of $82 million. In 2000, Mead implemented the system at its Coated Board division and implemented a portion of the system, the source and supply components, at its other four major mills. During the first quarter of 2001, two of the company's three major paper mills completed the system implementation by adding the order management components. The third paper mill is scheduled to complete the implementation later this year. The containerboard mill is also scheduled to complete the ERP implementation later this year. Implementation at additional company divisions will follow in 2002 and 2003.

Mead expects energy-related costs to be higher in the second quarter of 2001 than in the same period last year. In the first quarter of 2001, energy-related costs increased approximately $20 million on a pretax basis compared to the first quarter of 2000. In its more cyclical businesses of containerboard and coated paper, the company expects lower prices and sales volume in the second quarter of 2001 compared to a year ago as a result of a weaker economy and a continuing strong dollar. To better match production to demand, Mead expects to take production downtime of approximately 25,000 tons in corrugating medium and approximately 5,000 tons in coated paper during the second quarter.

Mead expects unfavorable currency exchange rates will continue to impact the results of the international locations of the Paperboard and Packaging segment in the second quarter of 2001.

In 2001, the company expects to continue capital spending at a level below the rate of depreciation. Mead expects capital expenditures for the year will total less than $250 million, subject to opportunities that may be presented to and pursued by the company.

FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          No material changes occurred to information previously provided in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (10)   Material Contracts:

                 (1) Corporate Annual Incentive Plan for 2001 in which executive officers participate.

                 (2) Corporate Long Term Incentive Plan effective 2001 in which executive officers participate.

                 (3) Corporate Long Term Incentive Plan effective 2002 in which executive officers participate.

     (b) No current reports on Form 8-K were filed with the Commission in the first quarter of 2001.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 2001


THE MEAD CORPORATION
--------------------
   (Registrant)



By: /s/ PETER H. VOGEL, JR.
    --------------------------------
    Peter H. Vogel, Jr.
    Vice President, Finance and Treasurer
    (Chief Accounting Officer)