Form 10-Q
period 2001-07-01
MEAD CORP
filed 2001-08-08
CIK 64394

  ===========================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

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

  The number of Common Shares outstanding at July 1, 2001 was 99,130,549.

================================================================================

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              --------------------------------------------------
                      QUARTERLY PERIOD ENDED JULY 1, 2001
                      -----------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM  1.  FINANCIAL STATEMENTS
          --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS (unaudited)
---------------
(All dollar amounts in millions)


                                                                   July 1,                        Dec. 31,
                                                                    2001                            2000
                                                                  ---------                       ---------
ASSETS

Current assets:
 Cash and cash equivalents                                        $    19.8                       $    29.4
 Accounts receivable                                                  677.3                           557.3
 Inventories                                                          655.2                           561.5
 Other current assets                                                 122.3                           133.1
                                                                  ---------                       ---------

     Total current assets                                           1,474.6                         1,281.3

Investments and other assets                                        1,132.7                         1,128.8

Property, plant and equipment                                       6,089.9                         6,032.4
Less accumulated depreciation and amortization                     (2,879.9)                       (2,762.5)
                                                                  ---------                       ---------
                                                                    3,210.0                         3,269.9
                                                                  ---------                       ---------

     Total assets                                                 $ 5,817.3                       $ 5,680.0
                                                                  =========                       =========

LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
 Notes payable                                                    $   332.9                       $   200.3
 Accounts payable                                                     244.7                           269.1
 Accrued liabilities                                                  487.9                           530.3
 Current maturities of long-term debt                                 113.1                            12.6
                                                                  ---------                       ---------
     Total current liabilities                                      1,178.6                         1,012.3

Long-term debt                                                      1,335.5                         1,322.8

Deferred items                                                        933.7                           947.1

Shareowners' equity:
 Common shares                                                        147.8                           147.4
 Additional paid-in capital                                           130.6                           125.2
 Retained earnings                                                  2,123.7                         2,172.9
 Other comprehensive loss                                             (32.6)                          (47.7)
                                                                  ---------                       ---------
                                                                    2,369.5                         2,397.8
                                                                  ---------                       ---------
     Total liabilities and
     shareowners' equity                                          $ 5,817.3                       $ 5,680.0
                                                                  =========                       =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF OPERATIONS  (unaudited)
-------------------------
(All dollar amounts in millions, except per share amounts)


                                                            Second Quarter Ended                       First Half Ended
                                                    ------------------------------------       -----------------------------------
                                                         July 1,              July 2,             July 1,             July 2,
                                                          2001                  2000                2001               2000
                                                    ----------------     ---------------       ---------------     ---------------
   Net sales                                             $1,151.9             $1,151.4             $2,096.4             $2,105.0
   Costs and expenses:
     Cost of sales                                          964.4                906.4              1,815.1              1,683.0
     Selling and administrative
      expenses                                              123.7                125.6                237.2                244.2
                                                         --------             --------             --------             --------
                                                          1,088.1              1,032.0              2,052.3              1,927.2
                                                         --------             --------             --------             --------

     Earnings from operations                                63.8                119.4                 44.1                177.8
   Other revenues - net                                       2.6                  4.7                  3.0                  6.2
   Interest and debt expense                                (29.5)               (31.3)               (58.3)               (61.0)
                                                         --------             --------             --------              --------
     Earnings (loss) before income taxes                     36.9                 92.8                (11.2)               123.0
   Income taxes                                               7.9                 32.5                 (2.4)                43.5
                                                         --------             --------             --------              --------
     Earnings (loss) before equity in
       net earnings of investees                             29.0                 60.3                 (8.8)                79.5
   Equity in net earnings of investees                        2.0                  3.6                  3.2                  7.6
                                                         --------             --------             --------              --------
     Earnings (loss) before cumulative effect of
       change in accounting principle                        31.0                 63.9                 (5.6)                87.1
   Cumulative effect of change in
     accounting priciple                                                                              (10.4)                (2.4)
                                                         --------             --------             --------              --------
     Net earnings (loss)                                 $   31.0             $   63.9             $  (16.0)             $   84.7
                                                         ========             ========             ========              ========

   Earnings (loss) per common share - basic:
   Earnings (loss) before cumulative effect of
     change in accounting principle                      $    .31             $    .62             $   (.06)             $    .84
   Cumulative effect of change in
     accounting principle                                                                              (.10)                 (.02)
                                                         --------             --------             --------              --------
     Net earnings (loss)                                 $    .31             $    .62             $   (.16)             $    .82
                                                         ========             ========             ========              ========

   Earnings (loss) per common share - diluted:
   Earnings (loss) before cumulative effect of
     change in accounting principle                      $    .31             $    .62             $   (.06)             $    .83
   Cumulative effect of change in
     accounting principle                                                                              (.10)                 (.02)
                                                         --------             --------             --------              --------
     Net earnings (loss)                                 $    .31             $    .62             $   (.16)             $    .81
                                                         ========             ========             ========              ========

   Cash dividends per common share                       $    .17             $    .17             $    .34              $    .34
                                                         ========             ========             ========              ========
   Average common shares
     outstanding (millions) - basic                          99.1                102.7                 99.1                 102.7
                                                         ========             ========             ========              ========

   Average common shares
     outstanding (millions) - diluted                        99.5                103.9                 99.1                  104.2
                                                         ========             ========             ========              ========

See notes to financial statements.


THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF CASH FLOWS  (unaudited)
-------------------------
(All dollar amounts in millions)

                                                                                                     First Half Ended
                                                                                          ---------------------------------------
                                                                                               July 1,               July 2,
                                                                                                2001                  2000
                                                                                          -----------------     -----------------
Cash flows from operating activities:
  Net earnings (loss)                                                                      $ (16.0)                    $  84.7
  Adjustments to reconcile net earnings (loss) to
   net cash (used in) operating activities:
      Depreciation, amortization and depletion of
        property, plant and equipment                                                        141.0                       137.1
      Depreciation and amortization of other assets                                           31.9                        30.2
      Deferred income taxes                                                                  (11.2)                       21.3
      Investees-earnings and dividends                                                        (3.4)                       (1.5)
      Cumulative effect of change in accounting principle                                     10.4                         2.4
      Other                                                                                   (2.1)                       (6.2)
      Change in current assets and liabilities:
      Accounts receivable                                                                   (120.0)                      (75.2)
      Inventories                                                                            (93.7)                     (142.0)
      Other current assets                                                                     4.9                        (4.9)
      Accounts payable and accrued liabilities                                               (66.2)                      (54.1)
                                                                                           -------                     -------

       Net cash (used in) operating activities                                              (124.4)                       (8.2)

Cash flows from investing activities:
  Capital expenditures                                                                       (93.3)                      (84.1)
  Additions to equipment rented to others                                                    (15.6)                      (14.1)
  Other                                                                                        5.9                       (13.7)
                                                                                           -------                     -------

       Net cash (used in) investing activities                                              (103.0)                     (111.9)

Cash flows from financing activities:
  Additional borrowings                                                                      113.9
  Payments on borrowings                                                                       (.8)                      (21.7)
  Notes payable                                                                              132.6                       137.2
  Cash dividends paid                                                                        (33.1)                      (34.9)
  Common shares issued                                                                         5.2                         6.4
  Common shares purchased                                                                                                 (7.7)
                                                                                           -------                     -------

       Net cash provided by financing activities                                             217.8                        79.3
                                                                                           -------                     -------

(Decrease) in cash and cash equivalents                                                       (9.6)                      (40.8)
Cash and cash equivalents at beginning of year                                                29.4                        56.4
                                                                                           -------                     -------

Cash and cash equivalents at end of quarter                                                $  19.8                     $  15.6
                                                                                           =======                     =======



See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 2000, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the second quarter ended July 1, 2001, are not necessarily indicative of the results for the full year.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):


                                                    July 1,      Dec. 31,
                                                     2001          2000
                                                   --------     --------

Finished and semi-finished products                  $434.3        $360.1
Raw materials                                         133.3         117.2
Stores and supplies                                    87.6          84.2
                                                     ------        ------
                                                     $655.2        $561.5
                                                     ======        ======


D - LOCATION CLOSURES AND EMPLOYEE TERMINATION COSTS

During 2000, the company recorded a pretax charge of $9.5 million in cost of sales associated with the shutdown and disposal of one Consumer and Office Products location and the shutdown of one Packaging and Paperboard location.
The charges included $1.3 million for transferring equipment to other locations, $6.8 million for severance costs including medical, dental and other benefits, and an additional $1.4 million in depreciation expense. Machinery and equipment was transferred to various Consumer and Office Products and Packaging and Paperboard locations and expensed as incurred. The severance costs, all of which have been paid, related to 269 salaried and hourly employees who left the company on or before April 1, 2001.

E - SHAREOWNERS' EQUITY

The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares; however, no shares were repurchased in the second quarter of 2001. As of the second quarter of 2001, 4.1 million shares have been repurchased on the open market.

Comprehensive earnings for the half years ended July 1, 2001 and July 2, 2000 were $(0.9) million and $73.4 million, respectively. Comprehensive earnings for the quarters ended July 1, 2001 and July 2, 2000, were $33.3 million and $58.8 million, respectively. The difference between net earnings and comprehensive earnings for the first half ended July 1, 2001 relates to the change in foreign currency translation adjustment, unrealized loss on available-for-sale securities, additional minimum pension liability and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

F - ADDITIONAL INFORMATION ON CASH FLOWS

                                                     First Half Ended
                                             --------------------------------
                                              July 1,               July 2,
                                                2001                  2000
                                             ---------             ---------

Cash paid for:
    Interest                                 $   54.8              $   57.5
                                             ========              ========
    Income Taxes                             $   31.8              $   43.4
                                             ========              ========

G - SEGMENT INFORMATION


                                                        Second Quarter Ended                      First Half Ended
                                                   -----------------------------            -----------------------------
                                                   July 1,             July 2,              July 1,               July 2,
                                                    2001                2000                 2001                  2000
                                                   --------            --------             --------            --------
Net sales:
  Industry segments:
   Paper                                           $  463.0            $  454.4             $  939.3            $  923.0
   Packaging and Paperboard                           411.8               435.6                775.0               824.4
   Consumer and Office Products                       277.1               261.4                382.1               357.6
                                                   --------            --------             --------            --------

     Total                                         $1,151.9            $1,151.4             $2,096.4            $2,105.0
                                                   ========            ========             ========            ========

Earnings (loss) from operations
 before income taxes:
  Industry segments:
   Paper                                           $   (2.8)           $   50.5             $   (9.1)           $   99.0
   Packaging amd Paperboard                            44.2                53.6                 56.1                95.8
   Consumer and Office Products                        41.6                34.3                 33.1                22.4
Corporate and other (1)                               (46.1)              (45.6)               (91.3)              (94.2)
                                                   --------            --------             --------            --------

     Total                                         $   36.9            $   92.8             $  (11.2)           $  123.0
                                                   ========            ========             ========            ========

(1) Corporate and other includes
the following:
    Other revenues                                 $    2.3            $    2.4             $    1.9            $    4.4
    Interest and debt expense                         (29.5)              (31.3)               (58.3)              (61.0)
    General corporate expenses                        (18.9)              (16.7)               (34.9)              (37.6)
                                                   --------            --------             --------            --------

     Total                                         $  (46.1)           $  (45.6)            $  (91.3)           $  (94.2)
                                                   ========            ========             ========            ========

Identifiable assets have not changed significantly at July 1, 2001, compared to December 31, 2000.


H -  DERIVATIVES FINANCIAL INSTRUMENTS

Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivative instruments are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive loss and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 resulted in a cumulative effect after-tax charge to earnings of $10.4 million and a reduction in other comprehensive loss of $10.3 million. The reduction to income is mostly attributable to an embedded option within a convertible debenture classified as an available for sale investment. The debenture was received as part of the consideration for the sale of an equity investee in 1999. The embedded derivative has been bifurcated from the debenture and is not designated as a hedge. The change in fair value of the derivative during the second quarter of 2001 is recorded in other revenues.

The net derivative loss included in other comprehensive loss at the end of the second quarter 2001 which is expected to be reclassified to earnings within the next 12 months is approximately $240 thousand.

The company uses various derivative financial instruments as part of an overall strategy to manage exposures to market risks associated with interest rates, commodity prices and foreign currency exchange fluctuations. The company's objective for engaging in derivatives is to manage the risks to an acceptable level while using the most cost effective methods.

Interest Rate Risk

The company utilizes interest rate swap and cap agreements to manage its interest rate risk on its debt instruments including the reset of interest rates on variable rate debt. As part of an overall strategy to maintain an acceptable level of exposure to interest rate fluctuation, the company has developed a targeted mix of fixed-rate or cap-protected debt and variable rate debt. To efficiently manage this mix, the company may utilize interest rate swap and cap agreements. The company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate. The fair value of the cap is not material. The company has interest rate swaps with a $34.3 million notional amount designated as fair value hedges of certain fixed rate borrowings. The maturity dates on these swaps match the maturity dates of the underlying debt. Included in other revenues is pre-tax income of approximately $590 thousand associated with the ineffectiveness of fair value hedges of interest rate risk during the second quarter. The company also has an interest rate swap with a notional amount of $50 million and remaining life of five years, designated as a cash flow hedge. There was no ineffectiveness during the second quarter of 2001 for this hedge.

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

I -  ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for combinations. SFAS No. 142 eliminates the amortization of purchased goodwill and requires goodwill to be reviewed for impairment at least annually and expensed to earnings only in the periods in which the recorded value of goodwill is more than the fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The company is evaluating the potential impact of these statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales
---------
Net sales in the second quarter of 2001 of $1.152 billion were essentially unchanged from $1.151 billion in the second quarter of 2000. For the first half of 2001, net sales of $2.096 billion were essentially unchanged from $2.105 billion in the first half of 2000. In the first half of 2001, an increase in sales volume of coated paper and corrugating medium was offset by lower selling prices for those products compared to the first half of 2000.

Costs and expenses
------------------
Cost of sales in the second quarter of $964.4 million increased 6% from $906.4 million in 2000. For the first half, cost of sales of $1.815 billion increased 8% from $1.683 billion in the first half of 2000. The increase in both periods was primarily a result of higher costs for energy and energy-related raw materials and higher shipment volumes of paper and containerboard. For the second quarter, selling and administrative expenses of $123.7 million decreased 2% from $125.6 million in 2000. For the first half of 2001, selling and administrative expenses of $237.2 million decreased 3% from $244.2 million. The decreases were primarily a result of reduced expenses for travel and entertainment, consulting and compensation-related items.

Interest and debt expense
-------------------------
Interest and debt expense in the second quarter of $29.5 million decreased 6% from $31.3 million in the second quarter of 2000. In the first half of 2001, interest and debt expense of $58.3 million decreased 4% from $61.0 million in the first half of 2000. The decreases in 2001 resulted from lower interest rates.

Income taxes
------------
The effective income tax rate was 21.4% in the second quarter of 2001 and for the first half of 2001 compared to 35.0% in the second quarter of 2000 and 35.4% in the first half of 2000. The tax rate was lower than in 2000 due to the tax benefits of certain export sales arrangements combined with expected lower earnings levels in 2001.

Equity in net earnings of investees
-----------------------------------
Mead's share of earnings from investees was $2.0 million compared to $3.6 million in the second quarter of 2000. For the first half, equity in earnings from investees was $3.2 million compared to $7.6 million in the first half of 2000. The decline was a result of lower selling prices for oriented strand board
(OSB).

Net earnings (loss)
-------------------
Mead reported net earnings of $31.0 million in the second quarter of 2001 compared to $63.9 million in the second quarter of 2000. For the first half of 2001, Mead reported a net loss of $16.0 million compared to net earnings of $84.7 million in the first half of 2000. The decline in earnings in the first half of 2001 compared to the first half of 2000 was primarily a result of lower selling prices for coated paper and corrugating medium and higher costs for energy and energy-related raw materials.

In the first half of 2001, net earnings also included a first quarter after-tax charge of $10.4 million for the cumulative effect of an accounting change related to adoption of Statement of Financial Accounting Standards No. 133. In the first half of 2000, net earnings included a first quarter after-tax charge of $2.4 million, reflecting the cumulative effect of a change in accounting principle related to adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101.


Financial Data by Business

Paper segment
                                             Second Quarter           First Half
                                     -------------------------  --------------------------
                                     2001     2000   % Change   2001     2000    % Change
                                    ------   ------  --------  ------   ------  ----------
(All dollar amounts in millions)

Net sales                           $463.0   $454.4        2%  $939.3   $923.0          2%

Segment earnings (loss)
 before income tax                    (2.8)    50.5    (106)%    (9.1)    99.0      (109)%

Earnings in the Paper segment declined from the second quarter and first half of 2000 as a result of lower selling prices for coated paper, higher costs for energy and certain raw materials, and less efficient operations. Selling prices for coated paper in the second quarter were 10% below the level for the second quarter of 2000, primarily as a result of high levels of imports which led to increased supply and an economic slowdown which led to weak demand. Shipments of carbonless paper increased during the first half of 2001 compared to the first half of 2000 as a result of a multi-year sales agreement signed in late 2000 with a new customer. Operating issues at the Ohio mill during the first quarter of 2001 continued to affect performance in the second quarter. These issues were resolved by the end of the second quarter. In Mead's specialty paper businesses, results were below the level of the second quarter of 2000, reflecting the effects of the slowing economy and the strong U.S. dollar.

Packaging and Paperboard segment

                                             Second Quarter           First Half
                                    --------------------------  --------------------------
                                     2001     2000   % Change   2001     2000    % Change
                                    ------   ------  --------  ------   ------  ----------
 (All dollar amounts in millions)

Net sales                            $411.8  $435.6      (5)%  $775.0   $824.4        (6)%

Segment earnings
 before income tax                     44.2    53.6     (18)%    56.1     95.8       (41)%

Net sales in the Packaging and Paperboard segment declined 5% in the second quarter and 6% in the first half of 2001 compared to the prior year. Earnings declined 18% in the second quarter of 2001 and 41% in the first half of 2001 compared to 2000. The decline in earnings was primarily a result of lower selling prices for corrugating medium which were 15% lower in the second quarter of 2001 than in the second quarter of 2000. Shipments of corrugating medium declined 5% in the first half of 2001 compared to the first half of 2000. To better match production to demand, the Containerboard division slowed production of corrugating medium at its Stevenson, Alabama, mill, taking the equivalent of 43,000 tons of market-related downtime during the first half of 2001. Segment earnings were also affected by higher costs for energy and certain raw materials and the effect of foreign currency exchange rates on international sales of packaging and coated paperboard.

In the company's Coated Board system, results from the worldwide beverage packaging business reflected stable volumes overall, as an increase in North American soft drink volume offset weakness in European markets. Shipments to open-market customers of coated paperboard increased during the first half of 2001 compared to the first half of 2000. Pricing for coated paperboard in the open market was essentially unchanged in the first half of 2001 compared to the first half of 2000.

Consumer and Office Products segment

                                             Second Quarter           First Half
                                    -------------------------- --------------------------
                                     2001     2000   % Change   2001     2000    % Change
                                    ------   ------  --------  ------   ------   --------
 (All dollar amounts in millions)

Net sales                           $277.1    $261.4       6%  $382.1   $357.6         7%

Segment earnings
 before income tax                    41.6      34.3      21%    33.1     22.4        48%

Sales in the Consumer and Office Products segment increased 6% in the second quarter and 7% in the first half of 2001 compared to the same periods in 2000. Segment earnings increased 21% in the second quarter and 48% in the first half of 2001 compared to 2000. The increase in operating performance was a result of consolidation of converting facilities, improved efficiency of a more integrated business organization developed from the former School and Office Products and AT-A-GLANCE units, sales growth in Mexico and overall volume gains. In the second quarter, shipments were strong as Mead's line of school products, including new proprietary and licensed products, were well received by retailers in preparation for the back-to-school selling season in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital on July 1, 2001 was $296 million compared to $269 million on December 31, 2000. The current ratio of 1.3 at the end of the second quarter of 2001 was unchanged from December 31, 2000. Inventories and accounts receivable increased from December 31, 2000 due in large part to sales growth and the seasonal build in the first half of the year, primarily in the Consumer and Office Products business. In the second quarter, inventories were up 2% from the level of the second quarter of 2000 as higher levels in Consumer and Office Products were offset by lower levels in paper and paperboard.

Long-term debt as a percentage of total capital (long-term debt plus shareowner's equity) was 36.0% at the end of the second quarter compared to 35.6% on December 31, 2000. Total debt to total capital at the end of the second quarter 2001 was 42.9% compared to 39.0% on December 31, 2000, reflecting the seasonality of the Consumer and Office Products business.

Capital expenditures totaled $93 million for the first half of 2001 compared to $84 million for the first half of 2000.

At the end of the second quarter, Mead paid a fixed rate or a capped rate of interest on 60% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.03 change in earnings per share for the year. The estimated market value of debt was $9.5 million less than book value at the end of the second quarter.

OUTLOOK
-------

During the quarter, Mead continued the multi-year implementation of an enterprise resource planning ("ERP") software system across the company. Mead expects to spend approximately $125 million to implement the ERP system between 1998 and early 2003. Through the second quarter of 2001, the company had spent a total of $89 million. In 2000, Mead implemented the system at its Coated Board division and implemented a portion of the system, the source and supply components, at its other four major mills. During the first half of 2001, the company's three major paper mills completed the system implementation by adding the order management components. The company's containerboard mill is scheduled to complete the ERP implementation later this year. Implementation at additional company divisions will follow in 2002 and 2003.

Mead expects energy-related costs to be higher in the second half of 2001 than for the same period last year. In the first half of 2001, energy-related costs increased approximately $34 million on a pretax basis compared to the first half of 2000.

In its more cyclical businesses of containerboard and coated paper, the company expects lower prices in the second half of 2001 compared to the second half of 2000 as a result of a weaker economy and a continuing strong dollar. To better match production to demand in the second half of 2001, Mead expects to take production downtime of approximately 15,000 tons in corrugating medium, and it expects to reduce coated paper production by 50,000 to 55,000 tons.

The impact of foreign currency fluctuations, primarily the Euro and the Canadian dollar, can affect the results of the company's businesses, directly in the packaging and paperboard segment and indirectly in the paper segment. The general strength of retail sales can affect results for the Consumer and Office Products segment.

In 2001, the company expects to continue capital spending at a level below the rate of depreciation. Mead expects capital expenditures for the year will total less than $250 million, subject to opportunities that may be presented to and pursued by the company.

FORWARD-LOOKING STATEMENTS
--------------------------

Forward-looking statements throughout this report are based upon current expectations and are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to: growth in supply of different sectors of the paper and forest products industry, particularly in the U.S., Europe and Asia Pacific; demand for paper and paperboard in the U.S., Europe and Asia Pacific markets; market prices for these products; fluctuations in foreign currency, primarily in Europe and Canada; stability of financial markets; capacity spending levels in the industry; general business and economic conditions in the U.S., Europe, Asia Pacific and Latin America; interest rates and their volatility; energy costs and availability; government actions; competitive factors; and opportunities that may be presented to and pursued by the company not known at this time.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------

     (a) The Annual Meeting of Shareholders of Mead was held on April 26,
         2001.

     (b) Proxies were solicited for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees listed in the proxy statement, and John G. Breen, Duane E. Collins, William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Heidi G. Miller, Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson were elected.

     (c) The results of the election of directors are as follows:


                                              Number of Votes
                                              ---------------
Nominee                            For          Withheld        Abstentions    Broker Non-Votes
-------                            ---          --------        -----------    ----------------
John G. Breen                   83,847,846      2,996,596          -0-               -0-
Duane E. Collins                83,871,299      2,973,143          -0-               -0-
William E. Hoglund              83,870,887      2,973,555          -0-               -0-
James G. Kaiser                 83,870,977      2,973,465          -0-               -0-
Robert J. Kohlhepp              83,871,599      2,972,843          -0-               -0-
John A. Krol                    83,870,977      2,973,465          -0-               -0-
Susan J. Kropf                  83,870,852      2,973,590          -0-               -0-
Heidi G. Miller                 83,663,922      3,180,520          -0-               -0-
Lee J. Styslinger, Jr.          83,869,847      2,974,595          -0-               -0-
Jerome F. Tatar                 83,866,706      2,977,736          -0-               -0-
J. Lawrence Wilson              83,870,427      2,974,015          -0-               -0-

          (d) The results of the proposal to approve the Amendment to The Mead Corporation 1996 Stock Option Plan are as follows:

                                              Number of Votes
                                              ---------------
                                   For           Against         Abstentions    Broker Non-Votes
                                   ---           -------         -----------    ----------------

                                 77,833,279      7,785,932        1,225,231            -0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)     Exhibits

                (10)    Material Contracts:

                        (1) Amendment dated February 22, 2001 to the Registrant's 1996 Stock Option Plan.

                        (2) Third Amendment to Benefit Trust Agreement effective June 28, 2001 between Registrant and Key Bank, N.A.

        (b) No current reports on Form 8-K were filed with the Commission in the second quarter of 2001.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 2001


THE MEAD CORPORATION
--------------------
   (Registrant)



By: /s/ PETER H. VOGEL, JR.
    ------------------------------------------
        Peter H. Vogel, Jr.
        Vice President, Finance and Treasurer
        (Chief Accounting Officer)