Form 10-Q
period 2001-09-30
MEAD CORP
filed 2001-11-08
CIK 64394

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


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

 The number of Common Shares outstanding at September 30, 2001 was 99,279,762.

================================================================================

              THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
              --------------------------------------------------
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                   -----------------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

BALANCE SHEETS (unaudited)
---------------
(All dollar amounts in millions)

                                                                                   Sept. 30,                 Dec. 31,
                                                                                      2001                     2000
                                                                                ----------------          ---------------
ASSETS

Current assets:
   Cash and cash equivalents                                                       $    20.6                $    29.4
   Accounts receivable                                                                 666.9                    557.3
   Inventories                                                                         558.4                    561.5
   Other current assets                                                                124.8                    133.1
                                                                                   ---------                ---------

       Total current assets                                                          1,370.7                  1,281.3

Investments and other assets                                                         1,120.4                  1,128.8

Property, plant and equipment                                                        6,141.5                  6,032.4
Less accumulated depreciation and amortization                                      (2,948.3)                (2,762.5)
                                                                                   ---------                ---------
                                                                                     3,193.2                  3,269.9
                                                                                   ---------                ---------

       Total assets                                                                $ 5,684.3                $ 5,680.0
                                                                                   =========                =========

LIABILITIES AND SHAREHOWNERS' EQUITY

Current liabilities:
   Notes payable                                                                   $   205.5                $   200.3
   Accounts payable                                                                    219.1                    269.1
   Accrued liabilities                                                                 504.4                    530.3
   Current maturities of long-term debt                                                135.3                     12.6
                                                                                   ---------                ---------

       Total current liabilities                                                     1,064.3                  1,012.3

Long-term debt                                                                       1,316.0                  1,322.8

Deferred items                                                                         927.1                    947.1

Shareowners' equity:
   Common shares                                                                       148.0                    147.4
   Additional paid-in capital                                                          134.1                    125.2
   Retained earnings                                                                 2,126.1                  2,172.9
   Other comprehensive loss                                                            (31.3)                   (47.7)
                                                                                   ---------                ---------
                                                                                     2,376.9                  2,397.8
                                                                                   ---------                ---------
       Total liabilities and shareowners' equity                                   $ 5,684.3                $ 5,680.0
                                                                                   =========                =========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

STATEMENTS OF EARNINGS  (unaudited)
-----------------------
(All dollar amounts in millions, except per share amounts)

                                                    Third Quarter Ended                 Three Quarters Ended
                                                  ----------------------               ----------------------
                                                   Sept. 30,      Oct. 1,               Sept. 30,      Oct. 1,
                                                    2001          2000                   2001          2000
                                                  --------      --------               --------      --------
 Net sales                                        $1,145.2      $1,218.2               $3,241.6      $3,323.2
 Costs and expenses:
    Cost of sales                                    973.2         975.7                2,788.3       2,658.7
    Selling and administrative expenses              131.0         122.2                  368.2         366.4
                                                  --------      --------               --------      --------
                                                   1,104.2       1,097.9                3,156.5       3,025.1
                                                  --------      --------               --------      --------

    Earnings from operations                          41.0         120.3                   85.1         298.1
 Other revenues - net                                  9.0            .3                   12.0           6.5
 Interest and debt expense                           (28.0)        (32.0)                 (86.3)        (93.0)
                                                  --------      --------               --------      --------
    Earnings before income taxes                      22.0          88.6                   10.8         211.6
 Income taxes                                          4.7          30.7                    2.3          74.2
                                                  --------      --------               --------      --------
    Earnings before equity in
    net earnings of investees                         17.3          57.9                    8.5         137.4
 Equity in net earnings of investees                   1.9           1.9                    5.1           9.5
                                                  --------      --------               --------      --------
    Earnings before cumulative effect of
    change in accounting principle                    19.2          59.8                   13.6         146.9
 Cumulative effect of change in
    accounting principle                                                                  (10.4)         (2.4)
                                                  --------      --------               --------      --------
    Net earnings                                  $   19.2      $   59.8               $    3.2      $  144.5
                                                  ========      ========               ========      ========

 Earnings per common share - basic:
 Earnings before cumulative effect of
    change in accounting principle                $    .19      $    .59               $    .13      $   1.43
 Cumulative effect of change in
    accounting principle                                                                   (.10)         (.02)
                                                  --------      --------               --------      --------
    Net earnings                                  $    .19      $    .59               $    .03      $   1.41
                                                  ========      ========               ========      ========

 Earnings per common share - diluted:
 Earnings before cumulative effect of
    change in accounting principle                $    .19      $    .59               $    .13      $   1.42
 Cumulative effect of change in
    accounting principle                                                                   (.10)         (.02)
                                                  --------      --------               --------      --------
    Net earnings                                  $    .19      $    .59               $    .03      $   1.40
                                                  ========      ========               ========      ========

 Cash dividends per common share                  $    .17      $    .17               $    .51      $    .51
                                                  ========      ========               ========      ========

 Average common shares
    outstanding (millions) - basic                    99.2         101.1                   99.1         102.2
                                                  ========      ========               ========      ========
 Average common shares
    outstanding (millions) - diluted                  99.8         101.5                   99.6         103.2
                                                  ========      ========               ========      ========

 See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATION SUBSIDIARIES
---------------------------------------------------

STATEMENTS OF CASH FLOWS (unaudited)
------------------------
(All dollar amounts in millions)

                                                                    Three Quarters Ended
                                                                  -------------------------
                                                                   Sept. 30,        Oct. 1,
                                                                     2001            2000
                                                                  -----------    ----------
Cash flows from operating activities:
    Net earnings                                                   $    3.2        $  144.5
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation, amortization and depletion of
           property, plant and equipment                              210.1           207.8
         Depreciation and amortization of other assets                 49.6            45.0
         Deferred income taxes                                         (4.8)           50.7
         Investees-earnings and dividends                              (3.4)           (1.5)
         (Gain) on sale of business                                    (5.6)
         Cumulative effect of accounting change                        10.4             2.4
         Other                                                        (11.1)           (3.2)
         Change in current assets and liablities:
             Accounts receivable                                     (109.6)          (68.2)
             Inventories                                                1.2           (66.8)
             Other current assets                                      (4.1)           (5.0)
             Accounts payable and accrued liabilities                 (76.2)          (70.0)
                                                                   --------        --------

             Net cash provided by operating activities                 59.7           235.7

Cash flows from investing activities:
    Capital expenditures                                             (145.2)         (127.6)
    Additions to equipment rented to others                           (21.1)          (21.8)
    Proceeds from sale of business                                     13.4
    Other                                                               7.7           (26.4)
                                                                   --------        --------

             Net cash (used in) investing activities                 (145.2)         (175.8)

Cash flows from financing activities:
    Additional borrowings                                             125.9
    Payments on borrowings                                            (13.1)          (35.0)
    Notes payable                                                       5.2            50.9
    Cash dividends paid                                               (50.0)          (52.3)
    Common shares issued                                                8.7             6.6
    Common shares purchased                                                           (58.3)
                                                                   --------        --------

             Net cash provided by (used in) financing activities       76.7           (88.1)
                                                                   --------        --------

(Decrease) in cash and cash equivalents                                (8.8)          (28.2)
Cash and cash equivalents at beginning of year                         29.4            56.4
                                                                   --------        --------
Cash and cash equivalents at end of quarter                        $   20.6        $   28.2
                                                                   ========        ========

See notes to financial statements.

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------
(All dollar amounts in millions)

A - FINANCIAL STATEMENTS

The balance sheet at December 31, 2000, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods presented have been made. These financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the third quarter ended September 30, 2001, are not necessarily indicative of the results for the full year.

B - ACCOUNTING POLICIES

On an interim basis, all costs subject to recurring year-end adjustments have been estimated and allocated ratably to the quarters. Income taxes have been provided based on the estimated tax rate for the respective years after excluding infrequently occurring items whose specific tax effect is reported during the same interim period as the related transaction.

C - INVENTORIES

The amount of inventories is (principally last-in, first-out method):

                                            Sept. 30,      Dec. 31,
                                              2001           2000
                                           ----------     ----------
Finished and semi-finished products          $348.6         $360.1
Raw materials                                 120.7          117.2
Stores and supplies                            89.1           84.2
                                             ------         ------
                                             $558.4         $561.5
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

In the third quarter of 2001, the company recorded a pretax charge of $4.9 million or 3 cents per share related to closure of a Mead facility in Atlanta, Georgia. Plans for this closure were communicated to affected employees in the third quarter of 2001. These costs are for employee severance and relate to approximately 206 salaried and hourly employees. Substantially all employees are expected to leave by December 31, 2001, and the remaining costs are expected to be paid prior to the end of the first quarter of 2002. The following is a summary related to the severance charges.

                                                 2001
                                              Severance
                                                Charge
                                             ------------

Charge recorded                               $    4.9
Used for intended purpose                          (.4)
                                             ---------
Balance at September 30, 2001                 $    4.5
                                             =========


Mead announced its intention to sell its Gilbert Paper business to Fox River Paper Company, which will produce and sell Gilbert products as part of a separate branding strategy. Mead will retain a 20 percent interest in the combined company. The transaction and related closure of the Gilbert Paper mill will result in Mead recording a pretax charge of approximately $24 million when the transaction is completed in the fourth quarter of 2001.

E - SHAREOWNERS' EQUITY

The company has outstanding authorization from the Board of Directors to repurchase up to ten million common shares; however, no shares were repurchased in the third quarter of 2001. As of the third quarter of 2001, 4.1 million shares have been repurchased on the open market.

Comprehensive earnings for the three quarters ended September 30, 2001 and October 1, 2000 were $19.6 million and $121.1 million, respectively. Comprehensive earnings for the quarters ended September 30, 2001 and October 1, 2000 were $20.5 million and $47.7 million, respectively. The difference between net earnings and comprehensive earnings for the third quarter and the three quarters ended September 30, 2001 relates to the change in foreign currency translation adjustment, unrealized loss on available-for-sale securities, additional minimum pension liability and the adoption of and cash flow hedge adjustments related to the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

F - ADDITIONAL INFORMATION ON CASH FLOWS




                                Three Quarters Ended
                             --------------------------
                              Sept. 30,       Oct. 1,
                                 2001          2000
                             ------------    ----------
Cash paid for:
     Interest                   $102.5         $108.0
                                ======         ======
     Income Taxes               $ 35.5         $ 52.6
                                ======         ======

G - SEGMENT INFORMATION

                                                      Third Quarter Ended                    Three Quarters Ended
                                              -------------------------------------    -------------------------------
                                                  Sept. 30,           Oct. 1,            Sept. 30,           Oct. 1,
                                                    2001               2000                2001               2000
                                              ---------------       ---------------     ------------      ------------
Net sales:
     Industry segments:
       Paper                                        $  445.8           $  509.9            $1,385.1           $1,432.9
       Packaging and Paperboard                        388.7              413.9             1,163.7            1,238.3
       Consumer and Office Products                    310.7              294.4               692.8              652.0
                                                    --------           --------            --------           --------

       Total                                        $1,145.2           $1,218.2            $3,241.6           $3,323.2
                                                    ========           ========            ========           ========

Earnings (loss) from operations
 before income taxes:
     Industry segments:
       Paper                                        $  (11.7)          $   54.0            $  (20.8)          $  153.0
       Packaging and Paperboard                         38.5               52.6                94.6              148.4
       Consumer and Office Products                     43.0               27.5                76.1               49.9
Corporate and other (1)                                (47.8)             (45.5)             (139.1)            (139.7)
                                                    --------           --------            --------           --------

       Total                                        $   22.0           $   88.6            $   10.8           $  211.6
                                                    ========           ========            ========           ========
(1)  Corporate and other includes
the following:
     Other revenues (expenses)                      $   (2.0)          $    1.0            $   (0.1)          $    5.4
     Interest and debt expense                         (28.0)             (32.0)              (86.3)             (93.0)
     General Corporate expenses                        (17.8)             (14.5)              (52.7)             (52.1)
                                                    --------           --------            --------           --------

       Total                                        $  (47.8)          $  (45.5)           $ (139.1)          $ (139.7)
                                                    ========           ========            ========           ========



Identifiable assets have not changed significantly at September 30, 2001, compared to December 31, 2000.

H -  DERIVATIVE FINANCIAL INSTRUMENTS

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

The adoption of SFAS No. 133 resulted in a cumulative effect after-tax charge to earnings of $10.4 million and a reduction in other comprehensive loss of $10.3 million. The reduction to income is mostly attributable to an embedded option within a convertible debenture classified as an available for sale investment. The debenture was received as part of the consideration for the sale of an equity investee in 1999. The embedded derivative has been bifurcated from the debenture and is not designated as a hedge. The change in fair value of the derivative during the third quarter of 2001 is recorded in other revenues.

The net derivative loss included in other comprehensive loss at the end of the third quarter 2001 which is expected to be reclassified to earnings within the next 12 months is approximately $471 thousand.

The company uses various derivative financial instruments as part of an overall strategy to manage exposures to market risks associated with interest rates, commodity prices and foreign currency exchange fluctuations. The company's objective for engaging in derivatives is to manage the risks to an acceptable level while using the most cost effective methods.

Interest Rate Risk

The company utilizes interest rate swap and cap agreements to manage its interest rate risk on its debt instruments including the reset of interest rates on variable rate debt. As part of an overall strategy to maintain an acceptable level of exposure to interest rate fluctuation, the company has developed a targeted mix of fixed-rate or cap-protected debt and variable rate debt. To efficiently manage this mix, the company may utilize interest rate swap and cap agreements. The company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate. The fair value of the cap is not material. The company has interest rate swaps with a $34.3 million notional amount designated as fair value hedges of certain fixed rate borrowings. The maturity dates on these swaps match the maturity dates of the underlying debt. Included in other revenues is pre-tax loss of approximately $795 thousand associated with the ineffectiveness of fair value hedges of interest rate risk during the third quarter. The company also has an interest rate swap with a notional amount of $50 million and remaining life of five years, designated as a cash flow hedge. There was no ineffectiveness for this hedge during the third quarter of 2001 or the three quarters ended September 30, 2001.

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

J - PROPOSED MERGER

During the third quarter, The Mead Corporation and Westvaco Corporation announced that they have agreed to a merger of equals creating MeadWestvaco, a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock, and Westvaco shareholders will receive 0.97 shares of MeadWestvaco stock for each share of Westvaco stock. Mead shareholders will also receive a special payment of $1.20 per share at closing. The merger is structured as a stock-for-stock tax-free exchange, and will be accounted for as a purchase transaction under the recent guidelines for business combinations. Both Boards of Directors have approved the transaction. The companies expect to close the transaction, subject to customary shareholder and regulatory approvals, in the fourth quarter of 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS
---------------------

During the third quarter, Mead sold a business unit in the Consumer and Office Products segment, recording a pretax gain of $5.6 million. Mead also announced plans to close a converting facility in Atlanta, Georgia, and transfer production and distribution equipment to other facilities. Closing the Atlanta facility will result in a pretax charge of approximately $6.4 million, of which $4.9 million was recorded in the third quarter, primarily to cover severance-related costs and the cost of transferring equipment. Mead expects the facility closing to have a positive effect on earnings after allowing for the impact of the charge.

In the Paper segment, Mead announced its intention to sell its Gilbert Paper business to Fox River Paper Company, which will produce and sell Gilbert products as part of a separate branding strategy. Mead will retain a 20 percent interest in the combined company. The transaction and related closure of the Gilbert Paper mill will result in Mead recording a pretax charge of approximately $24 million when the transaction is completed in the fourth quarter of 2001. Mead expects the sale to have a positive effect on earnings after allowing for the impact of the charge.

Net sales
---------
Net sales of $1.145 billion in the third quarter of 2001 declined 6% from $1.218 billion in the third quarter of 2000. For the first three quarters of 2001, net sales of $3.242 billion declined 2% from $3.323 billion in the first three quarters of 2000. The decline in sales revenue compared to the prior year was a result of lower selling prices for coated paper and corrugating medium offset in part by higher sales volume in Consumer and Office Products.

Costs and expenses
------------------
Cost of sales of $973.2 million in the third quarter was essentially unchanged from $975.7 million in 2000. For the first three quarters, cost of sales of $2.788 billion increased 5% from $2.659 billion in the first three quarters of 2000, primarily due to higher sales volume and energy and energy-related raw material costs. For the third quarter, selling and administrative expenses of $131.0 million increased 7% from $122.2 million in 2000, primarily as a result of higher sales at Consumer and Office Products and costs related to the proposed merger of Mead and Westvaco. For the first three quarters of 2001, selling and administrative expenses of $368.2 million was essentially unchanged from $366.4 million in the first three quarters of 2000 due to cost containment actions undertaken by the company.

Other Revenue
-------------
In the third quarter, other revenue of $9.0 million included the $5.6 million pretax gain on the sale of a business unit of Consumer and Office Products. In the third quarter of 2000, other revenue was $0.3 million. In the first three quarters of 2001, other revenue totaled $12.0 million compared to $6.5 million in 2000. The increase was driven by gains on the sales of assets and a business unit in 2001.

Interest and debt expense
-------------------------
Interest and debt expense of $28.0 million in the third quarter decreased 13% from $32.0 million in the third quarter of 2000. In the first three quarters of 2001, interest and debt expense of $86.3 million decreased 7% from $93.0 million in the first three quarters of 2000. The decrease in 2001 resulted from lower interest rates.

Income taxes
------------
The effective income tax rate was 21.4% in the third quarter of 2001 and 21.3% in the first three quarters of 2001, compared to 34.7% in the third quarter of 2000 and 35.1% in the first three quarters of 2000. The tax rate was lower than in 2000 due to the tax benefits of certain export sales arrangements and expected lower earnings levels in 2001.

Equity in net earnings of investees
-----------------------------------
Mead's share of earnings from investees was $1.9 million in the third quarter of both 2000 and 2001. For the first three quarters, equity in earnings from investees was $5.1 million compared to $9.5 million in the first three quarters of 2000. The year-to-date decline was a result of lower selling prices for oriented strand board (OSB).

Net earnings
-------------
Mead reported net earnings of $19.2 million in the third quarter of 2001 compared to net earnings of $59.8 million in the third quarter of 2000. For the first three quarters of 2001, Mead reported net earnings of $3.2 million compared to net earnings of $144.5 million in the first three quarters of 2000. The decline in earnings in both periods compared to the prior year was primarily a result of lower selling prices for coated paper and corrugating medium, higher costs for energy and energy-related raw materials and higher operating costs in the production of carbonless paper.

In the third quarter of 2001, net earnings included special items totaling $2.7 million pretax or $.02 per share, including a gain on the sale of a unit of the Consumer and Office Products division, offset by charges related to the closure of a division facility in Atlanta, Georgia, and costs associated with the proposed merger. In the third quarter of 2000, special items included a charge of $6.4 million pretax or $.04 per share related to the closure of Mead facilities in Kalamazoo, Michigan, and Atlanta, Georgia.

In the first three quarters of 2001, net earnings included the items mentioned above and a first quarter after-tax charge of $10.4 million for the cumulative effect of an accounting change related to adoption of Statement of Financial Accounting Standards No. 133. In the first three quarters of 2000, net earnings included the third quarter items mentioned above and a first quarter after-tax charge of $2.4 million, reflecting the cumulative effect of a change in accounting principle related to adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, dealing with revenue recognition.

Financial Data by Business
--------------------------

Paper segment
                                         Third Quarter                   Three Quarters
                                 --------------------------       ------------------------------
                                 2001     2000     % Change       2001       2000       % Change
                                 ----     ----     --------       ----       ----       --------
 (All dollar amounts in millions)
Net sales                       $445.8   $509.9      (13)%     $1,385.1    $1,432.9         2%

Segment earnings (loss)
 before income tax               (11.7)    54.0     (122)%        (20.8)      153.0      (114)%

Earnings in the Paper segment declined in the quarter and for the first three quarters of 2001 compared to the same periods in the prior year. The decline was a result of lower selling prices for coated paper, higher operating costs in carbonless paper production and costs related to market downtime in coated and specialty papers. Selling prices for coated paper in the third quarter were 10% below the level of the third quarter of 2000, primarily as a result of high levels of imports, which led to increased supply, and an economic slowdown, which led to weak demand. Shipments of coated paper declined slightly in the third quarter compared to the third quarter of 2000. Through the first three quarters of 2001, shipments of coated paper were slightly higher compared to the same period in 2000. Shipments of carbonless paper increased during the first three quarters of 2001 compared to the first three quarters of 2000 as a result of a multi-year sales agreement signed in late 2000 with a new customer. Operating issues in carbonless paper production at the Ohio mill during the first half of 2001 continued to affect performance in the third quarter in the form of higher operating costs and poor productivity, primarily from lower yields from production of base stock and from the carbonless coating process. The company expects the financial impact of these same operating issues to continue in the fourth quarter. In Mead's specialty paper businesses, results for the third quarter and year to date were below the levels of the same periods in 2000, reflecting the effects of the slowing economy and the strong U.S. dollar.

Packaging and Paperboard segment

                                         Third Quarter                   Three Quarters
                                 --------------------------       ------------------------------
                                 2001     2000     % Change       2001       2000       % Change
                                 ----     ----     --------       ----       ----       --------
 (All dollar amounts in millions)
Net sales                       $388.7   $413.9       (6)%     $1,163.7    $1,238.3        (6)%

Segment earnings
 before income tax                38.5     52.6      (27)%         94.6       148.4       (36)%

Net sales in the Packaging and Paperboard segment declined 6% in the third quarter and for the first three quarters of 2001 compared to the prior year. Earnings declined 27% in the third quarter of 2001 and 36% in the first three quarters of 2001 compared to similar periods in 2000. The decline in earnings was primarily a result of lower selling prices for corrugating medium which were 15% lower in the third quarter of 2001 than in the third quarter 2000. Shipments of corrugating medium in the first three quarters of 2001 were essentially unchanged compared to the levels of the first three quarters of 2000. To better match production to demand, the Containerboard division slowed production of corrugating medium at its Stevenson, Alabama, mill, taking the equivalent of 46,000 tons of market-related downtime during the first three quarters of 2001. At the end of the third quarter, inventories of corrugating medium were approximately 30% below the level of the beginning of 2001.

In the company's Coated Board system, results from the worldwide beverage packaging business reflected stable volumes with higher shipments in North America offsetting some weakness in other markets. Shipments of coated paperboard to open-market customers increased during the three quarters of 2001 compared to the first three quarters of 2000. Selling prices for coated paperboard in the open market in the third quarter were slightly lower than in the third quarter of 2000. During the quarter, the company's international beverage packaging operations continued to be negatively affected by the impact of foreign currency exchange rates, though to a lesser extent than earlier in the year. In the segment's wood products business, sales volume and selling prices at the sawmills declined considerably from the third quarter of 2000.

Consumer and Office Products segment

                                         Third Quarter                   Three Quarters
                                 --------------------------       ------------------------------
                                 2001     2000     % Change       2001       2000       % Change
                                 ----     ----     --------       ----       ----       --------
 (All dollar amounts in millions)
Net sales                       $310.7   $294.4        6%      $692.8      $652.0           6%

Segment earnings
 before income tax                43.0     27.5       56%        76.1        49.9          53%

Sales in the Consumer and Office Products segment increased 6% in the third quarter and in the first three quarters of 2001 compared to the same periods in 2000. Segment earnings increased 56% in the third quarter and 53% in the first three quarters of 2001 compared to the same periods in 2000. Without the special items in both years related to the closing or sale of facilities, segment earnings in the third quarter of 2001 increased $9.5 million or 29% compared to the third quarter of 2000. In the third quarter of 2001, special items in the segment included a $4.9 million pretax charge for the closing of a converting facility in Atlanta and a $5.6 million pretax gain from the sale of a business unit, netting a pretax gain of $.7 million in the quarter. In the third quarter of 2000, segment results included a pretax charge of $5.3 million for the closing of a converting facility in Kalamazoo, Michigan.

The improvement in operating performance in the third quarter and in the first three quarters of 2001 compared to the same periods last year was a result of higher operating efficiencies achieved through the consolidation of converting facilities and from the overall realignment of the division's organization. The segment's performance was also helped by the addition of sales volume and from an enhanced sales mix of value-added products. Converting and distribution facilities operated well during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital on September 30, 2001 was $306 million compared to $269 million on December 31, 2000. The current ratio of 1.3 at the end of the third quarter of 2001 was unchanged from December 31, 2000. Accounts receivable increased from December 31, 2000 due primarily to seasonal sales growth in the Consumer and Office Products business. In the third quarter of 2001, inventories were 2% below the level of the third quarter of 2000 as a result of actions taken to reduce inventories in paper and paperboard.

Long-term debt as a percentage of total capital (long-term debt plus shareowners' equity) was 35.6% at the end of the third quarter and on December 31, 2000. Total debt to total capital (total debt plus shareowners' equity) at the end of the third quarter 2001 was 41.1% compared to 39.0% on December 31, 2000, reflecting the normal seasonality of the Consumer and Office Products business.

Capital expenditures totaled $145 million for the first three quarters of 2001 compared to $128 million for the first three quarters of 2000. Mead expects capital expenditures for 2001 to remain below the level of depreciation.

At the end of the third quarter, Mead paid a fixed rate or a capped rate of interest on 63% of its debt and paid a floating rate of interest on the remainder. A change of 1% in the floating interest rate, on an annual basis, would result in a $.03 change in earnings per share for the year. The estimated market value of long-term debt, excluding capital leases, was $38.4 million more than book value at the end of the third quarter.

OUTLOOK
-------

During the third quarter, The Mead Corporation and Westvaco Corporation announced that they have agreed to a merger of equals creating MeadWestvaco, a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. Under the terms of the transaction, Mead shareholders will receive one share of MeadWestvaco stock for each share of Mead stock, and Westvaco shareholders will receive 0.97 shares of MeadWestvaco stock for each share of Westvaco stock. Mead shareholders will also receive a special payment of $1.20 per share at closing. The merger is structured as a stock-for-stock tax-free exchange, and will be accounted for as a purchase transaction under the recent guidelines for business combinations. Both Boards of Directors have approved the transaction. The companies expect to close the transaction, subject to customary shareholder and regulatory approvals, in the fourth quarter of 2001.

During the quarter, Mead continued the multi-year implementation of an enterprise resource planning ("ERP") software system across the company. Mead expects to spend approximately $125 million to implement the ERP system between 1998 and early 2003. Through the third quarter of 2001, the company had spent a total of $95 million. The system implementation has been completed at the company's headquarters and all its major mills, including its three major paper mills, coated paperboard mill and containerboard mill. Implementation at additional company locations will follow in 2002 and 2003.

In its more cyclical businesses of containerboard and coated paper, the company expects lower prices in the fourth quarter of 2001 compared to the fourth quarter of 2000 as a result of a weaker economy and a continuing strong dollar. To better match production to demand in the fourth quarter of 2001, Mead expects to slow manufacturing of corrugating medium to an equivalent of approximately 15,000 tons of downtime, and it expects to reduce coated paper production by 70,000 tons.

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

FORWARD-LOOKING STATEMENTS
--------------------------

Forward-looking statements throughout this report are based upon current expectations and are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to: growth in supply of different sectors of the paper and forest products industry, particularly in the U.S., Europe and Asia Pacific; demand for paper and paperboard in the U.S., Europe and Asia Pacific markets; market prices for these products; fluctuations in foreign currency, primarily in Europe and Canada; stability of financial markets; capacity spending levels in the industry; general business and economic conditions in the U.S., Europe, Asia Pacific and Latin America; economic consequences of war; interest rates and their volatility; energy costs and availability; government actions; competitive factors; receipt of regulatory and shareholder approval of the proposed merger; and opportunities that may be presented to and pursued by the company not known at this time.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 or Quarterly Reports on Form 10-Q filed during 2001.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (10) Material Contracts:

               (1) Amendment to Corporate Annual Incentive Plan for 2001 in which executive officers participate.

               (2) Amendment to Corporate Long Term Incentive Plan effective 2001 in which executive officers participate.

               (3) Amendment to Corporate Long Term Incentive Plan effective 2002 in which executive officers participate.

               (4) Amendment to the 1985 Supplement to the Deferred Compensation Plan for Directors.

               (5) Amendment to the 1985 Supplement to the Incentive Compensation Election Plan in which executive officers participate.

               (6) Amendment to the Executive Capital Accumulation Plan in which executive officers participate.

               (7) Amendment to the Incentive Compensation Election Plan in which executive officers participate.

               (8)   Amendment to the Deferred Compensation Plan for Directors.

               (9) Amendment to the Excess Earnings Benefit Plan in which executive officers participate.

               (10) Amendment to the Section 415 Excess Benefit Plan in which executive officers participate.

               (11)  Amendment to the Directors Capital Accumulation Plan.

               (12)  Fourth Amendment to Benefit Trust Agreement.

     (b)  Reports on Form 8-K

          (1) A Form 8-K was filed on October 18, 2001 reporting under Item 5 a registration statement on Form S-4 on behalf of MW Holding Corporation containing a preliminary joint proxy statement/prospectus and other relevant documents concerning the proposed merger of the Registrant and Westvaco Corporation.

          (2) A Form 8-A/A Amendment No. 3 was filed on October 18, 2001 reporting under Item 1 Registrant's execution of Amendment No. 3 to Rights Agreement between the Registrant and Fleet National Bank, dated August 29, 2001, in connection with the Merger Agreement between the Registrant and Westvaco Corporation. Also filed as an exhibit was a copy of the Amendment No. 3 to Rights Agreement.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 2001

THE MEAD CORPORATION
--------------------
   (Registrant)



By:  /s/ PETER H. VOGEL, JR.
   -------------------------------------
   Peter H. Vogel, Jr.
   Vice President, Finance and Treasurer
   (Chief Accounting Officer)