Form 10-K/A
period 2000-12-31
MEAD CORP
filed 2001-11-13
CIK 64394

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

================================================================================

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to include the following information, financial statements and exhibits required by Form 11-K with respect to The Mead Corporation Employees Stock Purchase Plan (the "Plan") for the years ended August 31, 2001 and 2000.

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                 Page
INDEPENDENT AUDITORS' REPORT                                                       1

FINANCIAL STATEMENTS:

  Statements of Financial Condition as of August 31, 2001 and 2000                 2

  Statements of Income and Changes in Participants' Equity for the Years Ended
    August 31, 2001, 2000 and 1999                                                 3

NOTES TO FINANCIAL STATEMENTS                                                     4-5

EXHIBITS:

  Independent Auditors' Consent                                                    6

  Signatures                                                                       7

INDEPENDENT AUDITORS' REPORT

Members of The Mead Corporation Employees Stock Purchase Plan Committee The Mead Corporation Employees Stock Purchase Plan
Dayton, Ohio

We have audited the accompanying statements of financial condition of The Mead Corporation Employees Stock Purchase Plan (the "Plan") as of August 31, 2001 and 2000, and the related statements of income and changes in participants' equity for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at August 31, 2001 and 2000, and the results of its operations and the changes in participants' equity for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

November 8, 2001
Dayton, Ohio

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF FINANCIAL CONDITION
AUGUST 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                                2001                 2000
Common shares of The Mead Corporation, at fair value (Note B)                       $1,867,124           $1,417,577
Dividends receivable                                                                     9,056                8,380
Money market fund                                                                       16,020               17,660
Participants' payroll receivable                                                        33,270
The Mead Corporation match receivable                                                   25,970               32,617
                                                                                    ----------           ----------

                                                                                    $1,951,440           $1,476,234
                                                                                    ==========           ==========
LIABILITIES

Current plan year distribution due to participating employees                       $1,948,846           $1,472,213
Amounts due to terminated employees and estates of
  deceased employees                                                                     2,594                4,021
                                                                                    ----------           ----------

                                                                                    $1,951,440           $1,476,234
                                                                                    ==========           ==========

See notes to financial statements.

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

STATEMENTS OF INCOME AND CHANGES IN PARTICIPANTS' EQUITY
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                             2001             2000               1999

INCREASES IN PARTICIPANTS' EQUITY:
  Investment income - dividends on Mead common
    shares                                                 $   23,039       $   20,736         $   28,870
  Unrealized appreciation (depreciation) of Mead
    common shares                                             288,470         (304,002)           221,852
  Contributions and deposits:
    The Mead Corporation and subsidiaries                     119,619          134,313            137,917
    Participating employees                                 1,554,846        1,669,767          1,700,099
                                                           ----------       ----------         ----------

          Total increases                                   1,985,974        1,520,814          2,088,738

DECREASES IN PARTICIPANTS' EQUITY:
  Cash distributions to withdrawn, terminated or
    deceased employees                                         29,355           48,601             28,998
  Cash distributions                                           11,743           15,374             17,546
  Mead common share distributions:
     58,520 shares - 2001                                   1,944,876
     55,506 shares - 2000                                                    1,456,839
     53,944 shares - 1999                                                                       2,042,194
                                                           ----------       ----------         ----------

          Total decreases                                   1,985,974        1,520,814          2,088,738

NET INCREASE (DECREASE) IN PARTICIPANTS'
  EQUITY

PARTICIPANTS' EQUITY:
  Beginning of plan year
                                                           ----------       ----------         ----------

  End of plan year                                         $                $                  $
                                                           ==========       ==========         ==========

See notes to financial statements.

THE MEAD CORPORATION EMPLOYEES STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

A. PLAN DESCRIPTION

The Mead Corporation Employees Stock Purchase Plan (the "Plan") permits certain employees of The Mead Corporation and subsidiaries (the "Company") to purchase Mead common shares through payroll deductions. Generally, eligible participants must be full-time hourly employees over the age of twenty-one with one year of service and must be employed at a location specified in the Plan and citizens of the United States of America.

Participating employers make matching contributions to the Plan on behalf of the participants at a rate of 12.5% of participant's contributions.

The Plan distributes Mead common shares to participants at or near the end of each Plan fiscal year. Generally, employees who cease employment or voluntarily withdraw from the Plan during the year receive a refund of their contributions.

B. COMMON SHARES OF THE MEAD CORPORATION

The principle followed in determining the cost of securities purchased and distributed is average cost. The Plan's transactions related to common shares of the Company are as follows:

                                                              Unrealized        Shares at
                                  Number of      Shares      Appreciation        Market
                                    Shares      at Cost     (Depreciation)        Value
BALANCE - AUGUST 31, 1998           55,438     $1,770,614    $ (252,999)      $1,517,615
                                                                              ==========

  Shares purchased                  57,250      1,937,927
  Shares distributed               (59,040)    (1,898,110)      222,457
  Appreciation                                                  221,852
                                   -------     ----------    ----------

BALANCE - AUGUST 31, 1999           53,648      1,810,431       191,310       $2,001,741
                                                                              ==========

  Shares purchased                  53,166      1,762,974
  Shares distributed               (53,944)    (1,853,280)     (189,856)
  Depreciation                                                 (304,002)
                                   -------     ----------    ----------

BALANCE - AUGUST 31, 2000           52,870      1,720,125      (302,548)      $1,417,577
                                                                              ==========

  Shares purchased                  58,807      1,614,559
  Shares distributed               (55,506)    (1,727,071)      273,589
  Appreciation                                                  288,470
                                   -------     ----------    ----------

BALANCE - AUGUST 31, 2001           56,171     $1,607,613    $  259,511       $1,867,124
                                   =======     ==========    ==========       ==========

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

D.  PROPOSED MERGER

On August 29, 2001, The Mead Corporation announced its intent to merge with Westvaco Corporation to form MeadWestvaco Corporation. This merger is expected to be consummated prior to December 31, 2001. The terms of this merger are such that the Plan will remain intact for the foreseeable future. Subsequent to the consummation of the merger, plan management intends to satisfy obligations of the Plan with MeadWestvaco stock.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Form S-8 Registration Statements (Nos. 33-37960, 33-59007 and 333-36724) of our report dated November 8, 2001, accompanying the financial statements of The Mead Corporation Employees Stock Purchase Plan included in this Form 10-K/A, Amendment No. 2, to the Annual Report on Form 10-K of The Mead Corporation for the year ended December 31, 2000.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

November 8, 2001
Dayton, Ohio

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and the administrators of the Plan have duly caused this amendment to the Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized.


                                    THE MEAD CORPORATION
                                    (Registrant)


Date:  November 13, 2001    By:       /s/ PETER H. VOGEL, JR.
                                    ----------------------------------------
                                    Peter H. Vogel, Jr.
                                    Vice President, Finance and Treasurer
                                    (Principal Accounting Officer)


                                    THE MEAD CORPORATION
                                    EMPLOYEES STOCK PURCHASE PLAN


Date:  November 13, 2001    By:       /s/ MARY K. FLYNN
                                    -----------------------------------------
                                    Mary K. Flynn
                                    Manager, Qualified Plans