Form 10-K/A
period 2000-12-31
MEAD CORP
filed 2001-12-21
CIK 64394

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

                                     PART I

Item 1.  Business

         Mead manufactures and sells:

         . paper;
         . pulp;
         . paperboard;
         . lumber; and
         . other wood products.

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

Segment Information

         Segment information is also included in Note U on pages 44-46.

                                      Paper

         Mead's Paper division manufactures:

         . coated and uncoated papers for use by publishers of books, magazines, catalogs, and advertising brochures and by commercial printers;
         . form bond and carbonless paper and papers for conversion by others into business forms;
         . cut-size copier paper; and
         . other uncoated papers for conversion by others into such products as greeting cards.

The division sells papers nationwide, both on a direct basis to publishers, printers and converters and through paper merchants. The pulp mills adjacent to the paper mills of this division produce most of the pulp required for use in the paper mills. The division owns various timberlands in:

         . Kentucky;
         . Maine;
         . Michigan
         . New Hampshire; and
         . Ohio.

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

         The Mead Pulp Sales division supplies Mead's needs for purchased pulp and is a sales agent for affiliated and nonaffiliated mills. The division sells market pulp produced by:

         . Great Lakes Pulp and Fibre, Inc. of Menominee, Michigan; . American Fiber Resources of Fairmont, West Virginia; and . Mead Paper of Escanaba, Michigan and Rumford, Maine.

The division also represents Metsa-Botnia of Sweden for the sale of its pulp in North America. The division sells directly to customers in North America and through contract and independent agents in all other major pulp-consuming areas of the world.

                            Packaging and Paperboard

         The Mead Packaging division designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. The division operates through a network of subsidiaries, affiliates and licensees in:

         . the United States;
         . Canada;
         . Europe;
         . the Far East;
         . Mexico; and
         . Latin America.

Demand for most beverage packaging in North America and Europe is seasonal with inventories being built from November to March for the peak soft drink and beer sales of April through October.

         Mead Coated Board, Inc., a wholly-owned subsidiary of Mead:

         . operates a coated paperboard mill near Phenix City, Alabama; . sawmills in Cottonton, Alabama and Greenville, Georgia;
         . and owns various timberlands in Alabama and Georgia.


The subsidiary is engaged primarily in the manufacture of coated unbleached kraft paperboard products used:

         . by the beverage packaging industry; and . by manufacturers of folding cartons for consumer products such as soaps, food products, hardware and apparel.

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

                          Consumer and Office Products

         The Mead Consumer and Office Products division manufactures and distributes:

         . a line of school supplies, including:
           - filler paper;
           - wirebound notebooks;
           - portfolios; and
           - looseleaf binders;

         . a line of office supply products, including:
           - envelopes;
           - filing supplies; and
           - vinyl folders and binders

         . computer accessories, including:
           - paper based products for computer use;
           - laptop computer cases; and
           - multi-media storage devices; and

         . a line of time management products, including:
           - planners;
           - organizers; and
           - calendars.

The division's products are distributed primarily through:

         . mass market retailers;
         . office supply superstores;
         . commercial stationers; and
         . warehouse clubs.

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

         The revenue Mead receives from each segment discussed above for the past three years is set forth in the following table.

                                                    Percentage of Revenue
         Segment                                     2000   1999   1998

         Paper                                       44%    47%    48%
         Packaging and Paperboard                    37%    40%    40%
         Consumer and Office Products                19%    13%    12%

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

                                   Competition

         Mead competes on a worldwide basis in its product lines, and the markets in which Mead sells its products are highly competitive. Several factors affect Mead's competitive position, including:

         . quality;
         . technology;

           . product design;
           . customer service;
           . price; and
           . cost.

         Divisions within the Paper segment compete with numerous major paper manufacturers both domestic and foreign including:

           . International Paper Co.;
           . Stora-Enso Oyj;
           . UPM-Kymmene Corporation;
           . Sappi Fine Paper;
           . Wausau Mosinee Paper Co.; and
           . Kimberly Clark Corporation's Neenah Paper Company.

         Divisions within the Packaging and Paperboard segment compete with boxboard producers including:

           . Smurfit-Stone Container Corporation;
           . Georgia Pacific Corporation;
           . International Paper;
           . Carauster Industries, Inc.;
           . Stora Enso;
           . Riverwood International Corp.;
           . Weyerhaeuser Co.;
           . as well as suppliers of plastic, foil and pouch packaging materials and containers.

           The Consumer and Office Products segment competes with North American and regional converters as well as foreign producers. Some of the competitors in this segment have broad product offerings while others are focused on narrow product offerings.

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

                Trademarks, Trade Names, Patents, and Franchises

           Mead has a large number of trademarks and trade names under which it conducts its business. The loss of the use of the "Mead" name would be material. Mead also has a great number and variety of patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to Mead's business, the loss of any one or any related group of such rights would not have a material adverse effect on the business of Mead except as to the "Mead" mark.

                       Environmental Laws and Regulations

           Mead's operations are subject to extensive regulation by various national, regional and local environmental control statutes and regulations. These regulations impose effluent and emission limitations, waste disposal and other requirements upon the operations of Mead, and require Mead to obtain and operate in compliance with the conditions of permits and similar authorizations from the appropriate governmental authorities. Mead has obtained, has applications pending, or is making application for such permits and authorizations. Mead does not anticipate that compliance with such statutes and regulations will have a material adverse effect on its competitive position or its overall business. Mead's competitors are subject to the same statutes and regulations, and while individual regulatory programs may impact competitors somewhat differently, Mead expects that in the aggregate these statutes and regulations affect competitors to a relatively similar degree.

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

Item 2.  Properties

         Mead considers that its facilities are suitable and adequate for the operations involved. Certain Mead facilities are owned, in whole or in part, by municipal or other public authorities pursuant to standard industrial development revenue bond financing arrangements and are accounted for as property owned by Mead. Mead holds options under which it may purchase each of these facilities from such authorities by paying a nominal purchase price and repaying the indebtedness owed on the industrial development revenue bonds at the time of the purchase. Those properties that are subject to these arrangements have certain encumbrances and mortgages upon them and are noted below by an asterisk. The properties at the facilities covered by these arrangements are air, water and solid waste pollution control systems and equipment. For additional information regarding these industrial development revenue bonds see Note G. Subject to the foregoing and with the exception of certain warehouses, general offices and timberlands which are leased, Mead owns all of the properties described herein. For additional information regarding leases see Note Q on page 43. For additional information concerning Mead's timberlands and properties of affiliates, see Part I, Item 1, "Business."

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

                     Escanaba, Michigan      Pulp mill, coated paper mill

                     Rumford, Maine          Pulp mill, coated paper mill

Gilbert Paper        Menasha, Wisconsin      Cotton and recycled content and
                                             specialty paper mill

                     Appleton, Wisconsin     Converting and distribution center

Business Unit        Facility Locations                 Principal Use
-------------        ------------------                 -------------

Specialty Paper      South Lee, Massachusetts           Decorative
                     Potsdam, New York                  laminating and
                     County Devon, England              specialty paper mills


Packaging            Lanett, Alabama                    Paperboard packaging,
                     Atlanta, Georgia                   multiple packaging
                     Buena Park, California             systems for beverage and
                     Chicago, Illinois                  food, packaging
                     Ajax, Ontario, Canada              machinery manufacturing
                     Chateauroux, France                or repair facilities
                     Trento, Italy
                     Roosendaal, The Netherlands
                     Trier-Ehrang, Germany
                     Bristol, England
                     Shimada, Japan
                     Bilbao, Spain

Containerboard       7 plants within the United States  Corrugated container
                     in midwest and southern regions    manufacturing facilities

                     Stevenson, Alabama*                Corrugating medium mill

Coated Board         Phenix City, Alabama*              Coated paperboard mill,
                     Venlo, The Netherlands             sheeting facilities
                     Cottonton, Alabama                 and sawmills
                     Greenville, Georgia

Consumer and Office  7 manufacturing and 8              Home, office, consumer
Products             distribution locations throughout  and school products
                     the United States,                 manufacturing and
                     and one manufacturing              distribution facilities
                     distribution location in Toronto,
                     Ontario, Canada, one manufacturing
                     location in Nuevo Laredo, Mexico,
                     and one distribution location in
                     Mexico City, Mexico

Item 3.  Legal Proceedings

         In 1991, Beazer East Inc. ("Beazer") sued Mead in the United States District Court for the Western District of Pennsylvania (C.A. No. 91-0408), alleging that Mead is liable to Beazer for certain past and future environmental remediation costs incurred by Beazer at the former Woodward Facility located in Dolomite, Alabama. Mead acquired the Woodward Facility by merger in 1968, and in 1974 sold it to Koppers, Inc., which was later acquired by Beazer. In March 2000, the District Court entered an allocation order establishing Mead's share of recoverable costs at 67.5%. The Court also set a schedule for trial of all remaining issues between the parties, to be commenced at an unspecified date in 2001. Mead may not appeal the allocation order until all trial litigation is concluded. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available to Mead, after considering established reserves and rights to contribution, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         The Tennessee Department of Environment and Conservation ("TDEC") advised Mead in 1991 that a closed coke manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site") is a hazardous substance site within the meaning of the Tennessee Hazardous Waste Management Act, and that Mead may be a potentially responsible party. In 1994, Mead undertook a removal action at the closed coke plant site, consisting of demolition of structures, removal of asbestos, control of surface water ponding and repairs to fencing. Mead has engaged in discussions with TDEC concerning the scope of any additional remedial actions that may be required for the site, although no determinations had been made as of the end of 2000. The coke plant was owned by the Defense Plant Corporation during World War II and sold by the War Assets Administration in 1946. Woodward Iron Company, which subsequently became a division of Mead, acquired the coke plant in 1964, and Mead sold the coke plant site to third parties in 1974. Although the extent of contamination and the possible methods of remediation are not known at this time, based on information currently available to Mead, after considering established reserves and rights to contribution, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

         In June 1996, USEPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near the Coke Plant Site. Costs of the proposed removal action were estimated by USEPA at the time to be approximately $5.1 million. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from USEPA advising them of their potential liability for the removal action. In December 1996, USEPA issued Unilateral Administrative Orders under
Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the 106 Order. Preliminary analyses by USEPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under
Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the USEPA as a result of the failure to comply with such order. Mead believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the USEPA, that it had sufficient cause for its decision not to comply with the 106 Order. However, if the USEPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. USEPA completed the removal action in November, 1998 and issued a Final Action Report in 1999. More contamination than expected was discovered and excavated. In a January 2000 letter, USEPA indicated that the cost of the removal action was approximately $13 million and the Agency would seek recovery of these costs from the PRPs. The letter did not address future remediation costs; however, USEPA issued a draft Feasibility Study in 1999 that estimated future costs to complete the remediation of Chattanooga Creek in the range of $6.3 million to $12.6 million. There were no significant changes or developments during 2000. Based on information currently available to Mead, after considering established reserves, and rights to contribution, Mead does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

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

         In 1999, Mead received notice from the Rock-Tenn Company of a demand from the Michigan Department of Environmental Quality ("MDEQ") concerning Rock-Tenn's Otsego, Michigan mill property. In the notice to Rock-Tenn, MDEQ referred to potential liability under federal and state environmental laws for certain discharges to the Kalamazoo River, including discharges of polychlorinated biphenyls ("PCBs"), and for environmental response actions that have been or may be undertaken at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site or the Otsego mill property because of the presence of PCBs. In 1987, Mead transferred the Otsego mill and other assets to Rock-Tenn pursuant to an Asset Purchase Agreement. Rock-Tenn alleges Mead is legally responsible for the presence of PCBs at the Otsego mill and that Rock-Tenn is entitled to indemnification from Mead for all costs and liabilities associated with the presence or discharge of PCBs. Mead disputes Rock-Tenn's allegations and legal conclusions concerning Mead's responsibility, based in part on Rock-Tenn's operations at the Otsego mill since 1987. Based on information currently available to Mead, after considering established reserves and rights to contribution, Mead does not expect these proceedings will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

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

         A patent infringement proceeding entitled Riverwood International
                                                   -----------------------
Corporation v. The Mead Corporation was brought against Mead in the United
-----------------------------------
States District Court for the Northern District of Georgia (Civil Action No. 1-94-CV-90 CAM) by Riverwood International Corporation. A second patent infringement proceeding against Mead filed by Riverwood with the same title and in the same court (Civil Action No. 97-CV-2767) had been stayed pending the outcome of the first proceeding. The first patent was determined to be invalid and final appeal was denied in May, 2000. The second proceeding is now active and discovery involving Riverwood's `789 and `361 patents is proceeding. These patents relate to a machine and a method for loading beverage containers such as cans into paperboard cartons in a two-layer arrangement. The amount of revenues subject to claims for infringement if the patents were deemed valid is also in dispute. The company believes annual revenue subject to the claim for infringement is less than one-half of one percent.

         Mead has established reserves of approximately $40 million relating to the aforementioned proceedings.

         Additional information is included in Part I, Item 1,
"Business--Environmental Laws and Regulations," and Note R on pages 43 and 44.

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
                                     since December, 1999; prior to that Vice
                                     President, Finance and Treasurer since
                                     July, 1998; prior to that President of the Specialty Paper Division since January,
                                     1994.

Ian W. Millar              50        Executive Vice President since January,
                                     2001 and President of the Mead Paper
                                     Division since July, 1998; prior to that President of the Mead Packaging Division since January 1993.

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
                                     2000; prior to that Vice President, Human
                                     Resources and Organizational Development of the Mead Paper Division since February,
                                     1999; prior to that he was Vice President, Michigan Operations of Mead Paper Division since August 1997; prior to that he was Resident Manager of Union Camp
                                     Corporation's Eastover, South Carolina
                                     mill since 1991.

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
                                      ====                 ====

     The number of Common shareowners of record as of March 5, 2001, was 39,166. See Note I on page 36 for information regarding the amount of retained earnings available for dividends.

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

Within Mead's Paper segment, sales and earnings increased from the level of 1999 as higher sales volume and higher average selling prices for coated paper were partially offset by reduced sales of uncoated paper, a nonstrategic product line that comprises a small percentage of the Paper segment's business and is not an integral part of the segment's growth plans. At the end of 1999 and in the first half of 2000, the Paper division shut down some less-efficient production capacity for uncoated paper. Near the end of 2000, the division acquired a carbonless coating facility and took steps to consolidate the combined carbonless operations. Average selling prices for coated paper in 2000 were higher than in 1999, although prices declined after mid-year reflecting continued growth in supply from imports and weaker demand as the economy slowed near year-end. Inventories of coated paper were higher at year-end 2000 than year-end 1999.

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

Earnings Per Share Analysis
--------------------------------------------------------------------------------
                                                  2000         1999        1998
--------------------------------------------------------------------------------

Continuing operations before special items       $1.66        $1.58       $1.55
Special items                                     (.06)         .41        (.21)
                                                ------        -----       -----
Continuing operations                             1.60         1.99        1.34
Discontinued operations                                                    (.20)
Change in accounting principle                    (.02)
                                                ------        -----       -----
Net earnings (assuming dilution)                 $1.58        $1.99       $1.14
--------------------------------------------------------------------------------

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

Paper Segment
(all dollar amounts in millions)
--------------------------------------------------------------------------------
                                              2000           1999         1998
--------------------------------------------------------------------------------

Sales                                     $1,926.5       $1,882.7     $1,880.4
Earnings before income
  taxes and special items                    181.9          165.0        222.7
Special items                                               (17.4)       (16.4)
                                          --------       --------     ---------
Earnings before income taxes              $  181.9       $  147.6     $  206.3
--------------------------------------------------------------------------------

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

Division sales revenue was slightly lower than in 1999 on lower sales volume of uncoated paper, a nonstrategic product line. Earnings improved over 1999 as a result of a 3% increase in coated paper prices. Improvements in productivity were offset by higher costs for energy and raw materials. Shipment volume of coated paper increased 4% over 1999. Shipments of uncoated paper were much lower following the permanent shutdown of four older paper machines in the fourth quarter of 1999. Shipments of carbonless paper declined 4% from 1999, consistent with a gradual decline in the market for multi-part business forms. Average selling prices for carbonless paper were essentially unchanged from the prior year.

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

In 1999, division sales volume was essentially unchanged from 1998 levels as higher shipment volume was offset by lower selling prices for all grades of paper. Earnings were lower as a result of a 7% decline in selling prices. Approximately half of the decline in prices was offset by lower unit costs and higher shipment volume.

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

Division sales increased over 1999 as a result of continued volume growth of several specialty grades including wear-resistant overlay papers, filter and decor papers. Earnings were slightly higher than in 1999 as a result of a 15% increase in sales volume, partially offset by higher costs for purchased pulp and energy and costs associated with integrating the County Devon, England, mill acquired in 1999. Demand for wear-resistant overlay papers continued to grow in North America, Europe and Asia Pacific, despite increased competition. Overall, order backlogs slowed in the second half of the year. In response to higher inventories, the division took market-related downtime in the fourth quarter of 2000.

In 1999, division sales increased over 1998 as a result of higher shipments of several specialty grades including wear-resistant overlay papers, filter and friction papers and tape papers. Earnings were slightly higher in 1999 than in 1998 as a result of a 13% increase in shipments.

Gilbert Paper
-------------

Gilbert Paper division produces premium business correspondence papers and premium text and cover papers at its mill in Wisconsin.

Division sales increased slightly over the level of 1999 as a result of higher prices and improved sales mix. Overall sales volume was unchanged from the level of 1999. The division's sales volume continued to grow in text and cover papers, while volume declined for premium correspondence papers reflecting a gradual decline in market demand for cotton-content papers. Results for the division were lower as an increase in average selling prices of 3% was offset by an 8% increase in operating costs. Inventory levels at year-end 2000 were slightly higher than the prior year. The division took market-related downtime to balance production with demand.

In 1999, the division's sales revenue declined from the level of 1998 as a result of lower shipments due to weak market conditions and a strategic decision to reduce production and sale of lower-margin products. Despite a 12% decline in sales volume, earnings improved over 1998 as a result of a 7% increase in average selling prices due to improved sales mix and an 11% decrease in costs.

Packaging and Paperboard Segment
(all dollar amounts in millions)

--------------------------------------------------------------------------------
                                           2000            1999           1998
--------------------------------------------------------------------------------

Sales                                  $1,612.2        $1,582.5      $ 1,564.6
Earnings before income
taxes and special items                   177.4           169.2          153.8
Special items                              (3.4)             .8          (11.3)
                                       ---------       ---------     -----------
Earnings before income taxes           $  174.0        $  170.0      $   142.5
--------------------------------------------------------------------------------

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

In 1999, division sales revenue increased over 1998 as a result of higher shipment volumes of corrugating medium. Earnings increased over 1998 as a result of a 13% increase in shipment volume and a 15% increase in average selling prices. Operating costs increased in 1999 over 1998 as a result of higher costs for purchased recycled fiber and operating difficulties related to the start-up of an expanded paper machine and chemical recovery system. The operating issues were substantially resolved by year-end.

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

Sales volume of coated paperboard was essentially unchanged from 1999. Sales volume to external folding carton customers increased in North America and Europe, while volume sold to Mead's integrated packaging business declined slightly. Division sales revenue was similar to the 1999 level, as an increase in coated paperboard sales revenue offset a decline in both the pricing and sales volume of wood products at the division's sawmill operations. Earnings for the division declined from 1999 as a result of unfavorable foreign exchange rates for the division's European business, an 11% decline in prices for wood products, and higher energy-related costs. Consolidation among folding carton customers and a growing supply of bleached, kraft and recycled paperboard for packaging led to competitive pressures on pricing in 2000. The Mahrt mill operated well during the year and the mill's production of coated paperboard increased over 1999. The level of finished inventory was slightly higher than at year-end 1999.

In 1999, division sales revenue was essentially unchanged from 1998. Earnings increased slightly on a 2% increase in sales volume of paperboard and a 4% increase in selling prices for lumber at the division's sawmill operations, which offset slightly lower selling prices for coated paperboard.

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

In 1999, sales volume of ongoing operations increased from 1998. However, due to the sale of two small business units and a strong U.S. dollar, sales revenue at actual exchange rates declined compared to 1998. Earnings decreased from 1998, primarily due to the strong U.S. dollar which reduced earnings by approximately $10 million.

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
-------------------------------------------------------------------------------------

Consumer and Office Products is a producer and distributor of:

         . school supplies;
         . time management products such as planners and calendars; and . office products and related items.

Products are distributed through:

         . mass retailers;
         . office superstores;
         . commercial stationers; and
         . office products catalogs.

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

SELLING AND ADMINISTRATIVE EXPENSES
-----------------------------------

Selling and administrative expenses for 2000 of $493 million increased over comparable amounts for 1999 and 1998. Of the increase, approximately $89 million related to the results of the acquisitions in 1999. The acquisitions were included for only a portion of the year in 1999. The remainder of the increase in 2000 was a result of ongoing costs to implement an enterprise resource planning ("ERP") system and general inflationary pressures. See a more detailed discussion of the ERP system contained in the "Outlook" section of MD&A. Selling and administrative costs in both 1999 and 1998 were $387 million. Included in 1998 expenses was a charge of $22 million associated with certain organizational changes and a related reduction in Mead's work force. Excluding the effect of this charge, the increase in selling and administrative expenses was $22 million in 1999 from 1998, of which the majority was November and December 1999 expenses from AT-A-GLANCE.

OTHER REVENUES
--------------

Other revenues in 2000, 1999 and 1998 were $11 million, $97 million and $34 million, respectively. The most significant component of other revenue in 1999 was a pretax gain of $82 million on the sale of Mead's investment in Northwood Inc., a Canadian producer of market pulp and various lumber products. Gains on the sale of nonstrategic assets were $4 million in 1999 and $28 million in 1998. Investment income was $8 million, $5 million and $6 million in 2000, 1999 and 1998, respectively.

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

Additional financing capability is afforded by a $300 million bank credit agreement that expires in November 2001 and a $300 million credit agreement that expires in November 2005. The bank credit agreements support $49 million of the company's capital lease obligations and $61 million of its short-term borrowings, leaving $490 million that can be borrowed. Both credit facilities are undrawn. If the credit facilities were drawn, the interest rate would be LIBOR plus 47.5 basis points (.475%).

At the end of 2000, Mead paid a fixed or capped rate on 69% of its debt and paid a floating rate on the remaining amount. A change of 1% in the floating rate, on an annual basis, would result in a change of 3 cents per share. The estimated market value of long-term debt was $15.1 million less than book value at the end of 2000. The average interest rate for the fixed and floating rate debt of the company is 6.8%.

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

During 2001, Mead expects to spend no more than $250 million in capital expenditures, which is less than the current level of depreciation. Funding is expected to be internally generated. No purchases or expansion of facilities is planned for 2001, and no projects are individually significant. However, Mead reserves the right to pursue opportunities not known to it at this time.

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

In April 1998, USEPA promulgated regulations under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills. The "Cluster Rules" establish certain air emission and water discharge limits for various categories of pulp and paper mills. To ensure compliance with these limits, affected companies have been or will be required to make capital investments to install new equipment, upgrade existing equipment or modify process operations. Most of the compliance deadlines have passed or are approaching. Mead has substantially completed the capital investments necessary under the Cluster Rules, with future related capital costs estimated to be less than $5 million, an amount immaterial to Mead's business. All three of Mead's bleached paper mills have eliminated elemental chlorine from their bleaching operations and are in compliance with effluent requirements of the pulp and paper Cluster Rules well in advance of the regulatory deadlines.

Various states bordering the Great Lakes in 1997, including Michigan and Ohio, adopted state regulations consistent with the Federal Great Lakes Initiative ("GLI"). These state regulations have been approved in large part by USEPA, although some elements of each state's program have been disapproved and are subject to change. However, Mead does not expect any significant additional capital expenditures(beyond those previously stated in Part I, Item 1, "Business
- Environmental Laws and Regulations" of Form 10-K) will be necessary to comply with these regulations.

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

In managing its interest rate risk, Mead assesses such risk by estimating the potential increase in the fair market value of its debt portfolio that would result from a parallel downward shift of the yield curve. The change in fair market value is a reflection of the fixed and floating rate mix, as well as the average maturity, of Mead's debt portfolio. Mead uses the portfolio valuation models available from Bloomberg(TM) which use theoretical, as well as actual, prices for instruments with similar characteristics, including embedded options (e.g., puts or calls). A parallel downward shift of the yield curve of 100 basis points would result in an increase in the market value of Mead's debt portfolio of $82 million and $81 million at December 31, 2000 and 1999, respectively.

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

COMMODITIES

Mead is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the markets in which the company's many suppliers operate. Mead's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company does use a limited amount of financial instruments to manage its exposure to commodity prices. At year-end 2000, Mead had two swap transactions hedging future purchases of old corrugated containers ("OCC") and corrugated medium sales totaling approximately $12 million over three years. The potential financial impact of these swaps was assessed by modeling a two standard deviation movement in the price of these commodities for the life of the transactions. These transactions are not expected to have a material impact on Mead's financial position or annual results of operations or cash flows based on the analysis. The hedging of future OCC purchases aggregate to less than 1% of Mead's annual purchases of raw materials.

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

FORWARD-LOOKING STATEMENTS

Forward-looking statements throughout this report are based upon current expectations and include the statements in the section entitled "Outlook" and such other statements preceded or followed by words such as "anticipates," "believes," "estimates," "expects," "hopes," "targets," or similar expressions. For each of these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed. These risks and uncertainties include, but are not limited to:

       . growth in supply of different sectors of the paper and forest products industry, particularly in the U.S., Europe and Asia Pacific;
       . demand for paper and paperboard in the U.S., Europe and Asia Pacific markets;
       . market prices for these products;
       . fluctuations in foreign currency, primarily in Europe;
       . the stability of financial markets;
       . capacity spending levels in the industry;
       . general business and economic conditions in the U.S., Europe, Asia
         Pacific and Latin America;
       . interest rates and their volatility;
       . energy costs and availability;
       . government actions;
       . competitive factors; and
       . opportunities that may be presented to and pursued by the company not known at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See information in Item 7.

Item 8.  Financial Statements and Supplementary Data

                              Financial Statements

                                                                            Page
                                                                            ----
Financial Statements:
 Independent Auditors' Report ............................................    25
 Statements of earnings ..................................................    26
 Balance sheets ..........................................................    27
 Statements of shareowners' equity .......................................    28

Statements of cash flows .........................................      29
Notes to financial statements ....................................   30-46

                               Supplementary Data

Selected quarterly financial data ................................      47

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

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dayton, Ohio
January 25, 2001

THE MEAD CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------
STATEMENTS OF EARNINGS
----------------------



Year Ended December 31                                                                      2000              1999           1998
(all amounts in millions, except per share amounts)
Net sales                                                                              $ 4,368.1        $ 3,996.1        $ 3,944.2
Costs and expenses:
  Cost of sales (Note K)                                                                 3,529.6          3,328.4          3,256.3
  Selling and administrative expenses (Note K)                                             493.1            387.4            387.5
                                                                                       -------------------------------------------
                                                                                         4,022.7          3,715.8          3,643.8
                                                                                       -------------------------------------------
  Earnings from operations                                                                 345.4            280.3            300.4
Other revenues - net (Note L)                                                               10.9             96.7             34.2
Interest and debt expense                                                                 (121.0)         (105.1)           (109.0)
                                                                                       -------------------------------------------
  Earnings from continuing operations before income taxes                                  235.3            271.9            225.6
Income taxes (Note M)                                                                       82.5             98.5             83.7
                                                                                       -------------------------------------------
  Earnings from continuing operations before equity in
    net earnings (loss) of investees                                                       152.8            173.4            141.9
Equity in net earnings (loss) of investees (Note D)                                         10.8             34.7             (1.8)
                                                                                       -------------------------------------------
  Earnings from continuing operations                                                      163.6            208.1            140.1
Discontinued operations (Note N)                                                                                             (20.4)
                                                                                       -------------------------------------------
  Earnings before cumulative effect of change in
    accounting principle                                                                   163.6            208.1            119.7
Cumulative effect of change in accounting principle (Note A)                                (2.4)
                                                                                       -------------------------------------------
  Net earnings                                                                         $   161.2        $   208.1        $   119.7
                                                                                       ===========================================

Earnings per common share - basic (Note A):

  Earnings from continuing operations                                                  $    1.61        $    2.04        $    1.36
  Discontinued operations                                                                                                     (.20)
                                                                                       -------------------------------------------
  Earnings before cumulative effect of change in
    accounting principle                                                                    1.61             2.04             1.16
  Cumulative effect of change in accounting principle                                       (.02)
                                                                                       -------------------------------------------
  Net earnings                                                                         $    1.59        $    2.04        $    1.16
                                                                                       ===========================================
  Weighted-average number of common shares
    outstanding                                                                            101.5            102.3            103.3
                                                                                       ===========================================

Earnings per common share - assuming dilution (Note A):

  Earnings from continuing operations                                                  $    1.60        $    1.99        $    1.34
  Discontinued operations                                                                                                     (.20)
                                                                                       -------------------------------------------
  Earnings before cumulative effect of change in
    accounting principle                                                                    1.60             1.99             1.14
  Cumulative effect of change in accounting principle                                       (.02)
                                                                                       -------------------------------------------
  Net earnings                                                                         $    1.58        $    1.99        $    1.14
                                                                                       ===========================================
  Weighted-average number of common shares
    outstanding - assuming dilution                                                        102.3            104.6            104.9
                                                                                       ===========================================

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

DEPRECIATION AND DEPLETION. Depreciation of property, plant and equipment and amortization of capital leases and land improvements are calculated using the straight-line method over the estimated useful lives of the properties. The rates used to determine timber depletion are based on projected quantities of timber available for cutting and are calculated annually. The company reviews its long-lived assets balances whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the amount by which the carrying amount of the asset exceeds fair value.

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

The following unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation and amortization expense to reflect the accounting basis used to record the acquisition:

Year Ended December 31                                                                           1999          1998
(all dollar amounts in millions, except per share amounts)
Net sales                                                                                    $ 4,281.3     $ 4,274.1
                                                                                             =======================
Earnings from continuing operations                                                          $   210.4     $   141.9
                                                                                             =======================
Net earnings                                                                                 $   210.4     $   121.5
                                                                                             =======================

Earnings per common share - basic:
Earnings from continuing operations                                                          $    2.06     $    1.37
                                                                                             =======================
Net earnings                                                                                 $    2.06     $    1.17
                                                                                             =======================


Earnings per common share - assuming dilution:
Earnings from continuing operations                                                          $    2.01     $    1.35
                                                                                             -----------------------
Net earnings                                                                                 $    2.01     $    1.16
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

J - Stock-Based Compensation Plans

Officers and key employees have been granted stock options under various stock-based compensation plans. There are 11.1 million shares reserved for issuance under the 1991 and 1996 Stock Option Plans. The exercise price of all options equals the market price of the company's stock on the date of the grant. The options and rights have a maximum term of 10 years and vest after one year or three years. The company's Stock Option Plans also allow for the acceleration of exercisability of all outstanding stock options immediately prior to the first purchase of shares in a tender offer; shareholder approval of a merger or consolidation; significant changes in beneficial ownership; or a significant change in the composition of the board of directors.

Options to purchase 3.6 million shares are accompanied by limited rights which may be exercised in lieu of the option under certain circumstances only during certain 30 day periods following tender offers; shareholder approval of a merger or consolidation; significant changes in beneficial ownership; or a significant change in the composition of the board of directors (a "Change in Control Event"). A limited right is exercisable only if the related option is exercisable. The range of exercise prices associated with options accompanied by limited rights is $13.31 to $41.66. If a Change in Control Event would occur the company would be required to account for the limited rights under variable plan accounting and record compensation expense equal to the excess of the company's current stock price above the exercise price of the limited right. If a Change in Control Event had occurred on December 31, 2000, the company would have recorded compensation expense under variable plan accounting of approximately $20.6 million, which also reflects the cash payments the company would have been required to make if all in the money limited rights were exercised.

Options to purchase 515,000 shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock option and hold the common share they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price. Options granted with this feature are accounted for as a fixed award.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the company. Restricted stock issued to directors is expensed when awarded. Other than annual grants to directors, restricted stock is issued from the plan as payment under the company's incentive compensation plan. The incentive compensation is expensed as earned and paid annually with a combination of cash and restricted stock. The number of restricted shares awarded to individual participants is based upon the portion of the incentive compensation liability payable in restricted stock divided by the company's stock price at the date of grant. These shares are restricted for periods of six months to eight years. At December 31, 2000, 3,000 common shares were issued and outstanding under the plan. There are 645,000 shares reserved for issuance under this plan. There were 86,000, 39,000 and 7,000 shares granted in 2000, 1999 and 1998, respectively, at a weighted-average price of $32.08, $29.99 and $29.24, respectively.

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
                                           ===========                                          ===========

Total compensation costs charged to earnings from continuing operations before income taxes for all stock-based compensation awards were not significant in 2000, 1999 and 1998. Had compensation costs been determined based on the fair value method of SFAS No. 123 for all plans, the company's net earnings and earnings per common share would have been reduced to the following pro forma amounts:

Year Ended December 31                                        2000         1999        1998
Net earnings (in millions):
  As reported                                                $ 161.2      $ 208.1     $ 119.7
                                                             ================================
  Pro forma                                                  $ 153.0      $ 198.4     $ 108.7
                                                             ================================
Earnings per common share - assuming dilution:

  As reported                                                $  1.58      $  1.99     $  1.14
                                                             ================================
  Pro forma                                                  $  1.50      $  1.90     $  1.04
                                                             ================================

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

R - Litigation and Other Proceedings

The company is involved in various litigation generally incidental to normal operations, as well as proceedings regarding equal employment opportunity matters, among others. The company is involved in investigations regarding customs that may result in payments by the company ranging from an insignificant amount to as much as $15 million; however, no liability has been recorded relating to this matter because an obligation is not viewed as probable. The company has also been identified as a potentially responsible party ("PRP") in at least 20 environmental proceedings. These potential environmental liabilities are essentially Superfund-type remediation liabilities. Superfund is a strict liability statute, therefore, PRPs at Superfund sites theoretically may be liable for the entire cost associated with designing and implementing remedial actions as well as subsequent monitoring and other related costs. While it is not possible to determine the ultimate liability, if any, in all of these matters, Mead's experience with respect to these types of sites, has been that it alone has not been held liable for the total remedial costs at any or all of the sites where it has been identified as a PRP. Furthermore, consistent with this experience and the long history of implementation of the Superfund program, Mead does not believe it will be held liable in this regard in the future. Even if this unlikely situation resulted, Mead would pursue its rights to contribution from other PRPs based on the proportionate levels of liability. In assessing its potential liability at Superfund sites, Mead relies upon a variety of factors, including past litigation experience at such sites, assessment of the ability of other PRPs to pay and an evaluation of the company's likely share of exposure at each site. Since Superfund's existence, Mead has been involved in numerous sites in varying degrees and under varying circumstances. Many of those sites have been remediated or are nearing completion. Throughout this time, Mead has been regularly evaluating in the normal course of business its potential liability at these various sites. The company has established reserves of approximately $40 million relating to environmental liabilities, including those related to previously discontinued operations, which it believes are probable and reasonably estimable. The company believes that it is reasonably possible that costs associated with these sites may exceed current reserves by an amount that could range from an insignificant amount to as much as $40 million. The estimate of this range is less certain than the estimates upon which reserves are based. In order to establish this range, assumptions less favorable to the company among those outcomes that are considered reasonably possible were used. In the opinion of management, after consultation with legal counsel and after considering established reserves, the resolution of pending litigation and proceedings is not expected to have a material effect on the financial condition, results of operations or liquidity of the company.

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

The Paper and the Packaging and Paperboard reportable segments are aggregations of operating segments. The Paper segment includes Mead Paper, Specialty Paper and Gilbert Paper. The Packaging and Paperboard segment includes Mead Coated Board, Mead Packaging and Mead Containerboard.

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

               3. Exhibits

(3)     Articles of Incorporation and Bylaws:

              (i) Amended Articles of Incorporation of the Registrant adopted May 28, 1987 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

              (ii) Regulations of the Registrant, as amended April 25, 1996 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

(4) Instruments defining the rights of security holders, including indentures:

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

(10)    Material Contracts:

              (i) Revolving Credit Agreement dated as of November 10, 2000 with Morgan Guaranty Trust Company of New York, Bank One, NA, Bank of

        America, N.A., and ten other banks (incorporated by reference to Exhibit
        10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

              (ii) 364-Day Credit Agreement dated November 10, 2000 with Morgan Guaranty Trust Company of New York, Bank One, NA, Bank of America, N.A., and ten other banks (incorporated by reference to Exhibit
        10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

              (iii) Amended Board Purchase Agreement dated as of January 4, 1988 among the Registrant, Georgia Kraft Company and Inland Container Corporation (incorporated by reference to Exhibit (10)(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

              (iv) Indemnification Agreement dated as of January 4, 1988 among the Registrant, Mead Coated Board, Inc., Temple-Inland Inc., Inland Container Corporation I, Inland Container Corporation, GK Texas Holding Company and Georgia Kraft Company (incorporated by reference to Exhibit
        (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

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

              (xi) 1985 Supplement to Registrant's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988 (incorporated by reference to Exhibit (10)(xii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

              (xii) Excess Benefit Plan of the Registrant dated January 1, 1996 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31,

     1996); as amended effective June 24, 1998 (incorporated by reference to
     Exhibit 10 (xiv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

          (xiii)  Excess Earnings Benefit Plan of the Registrant dated
     January 1, 1996 (incorporated by reference to Exhibit (10)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

          (xiv) Restated Supplemental Executive Retirement Plan effective January 1, 1997 (incorporated by reference to Exhibit (10)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended March 30, 1997); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

          (xv) Form of Indemnification Agreement between Registrant and each of John G. Breen, Duane E. Collins, William E. Hoglund, James G. Kaiser, Robert J. Kohlhepp, John A. Krol, Susan J. Kropf, Charles S. Mechem, Jr., Heidi G. Miller, Lee J. Styslinger, Jr., Jerome F. Tatar and J. Lawrence Wilson (incorporated by reference to Exhibit 10 (4) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 4, 1999).

          (xvi) Form of Severance Agreement between Registrant and Jerome F. Tatar (incorporated by reference to Exhibit 10 (xvii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999); and, Amendment to Severance Agreement (incorporated by reference to Exhibit 10 (1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 2000.

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

          (xviii) Restated Benefit Trust Agreement dated August 27, 1996 by reference to Exhibit (10)(1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended September 29, 1996); as amended effective June 24, 1998 (incorporated by reference to Exhibit 10 (xix) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998); as amended effective October 28, 2000.

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

          (xxii) Restated Directors Capital Accumulation Plan effective January 1, 2000 (incorporated by reference to Exhibit (10) (4) of

        Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000).

              (xxiii) Form of Executive Life Insurance Policy for Key Executives (incorporated by reference to Exhibit 10 (xxiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

              (xxiv) Long Term Incentive Plan effective 1999 (incorporated by reference to Exhibit 10(2) to Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 4, 1999).

              (xxv) Long Term Incentive Plan effective 2000 (incorporated by reference to Exhibit (10) (2) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000.

              (xxvi) Annual Incentive Plan for 2000 (incorporated by reference to Exhibit (10) (1) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000).

              (xxvii) Restated Executive Capital Accumulation Plan effective January 1, 2000 (incorporated by reference to Exhibit (10) (3) of Registrant's Quarterly Report on Form 10-Q for the Quarterly Period ended April 2, 2000).

(21) Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

(23) Consent of Independent Auditors.

        (b) No current reports on Form 8-K were filed with the Commission during fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MEAD CORPORATION

Date:   December 20, 2001          By /s/ Jerome F. Tatar
                                      ------------------------------------------
                                      Jerome F. Tatar
                                      Chairman of the Board,
                                      Chief Executive Officer and
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   December 20, 2001          By /s/ Jerome F. Tatar
                                     -------------------------------------------
                                      Jerome F. Tatar
                                      Director, Chairman of the Board,
                                      Chief Executive Officer and
                                      President

Date:   December 20, 2001          By /s/ Timothy R. McLevish
                                     -------------------------------------------
                                      Timothy R. McLevish
                                      Vice President and Chief Financial Officer
                                      (principal financial officer)

Date:   December 20, 2001          By /s/ Peter H. Vogel, Jr.
                                     -------------------------------------------
                                      Peter H. Vogel, Jr.
                                      Vice President, Finance and Treasurer
                                      (principal accounting officer)

Date:   December 20, 2001          By /s/ John G. Breen
                                     -------------------------------------------
                                      John G. Breen
                                      Director

Date:   December 20, 2001          By /s/ Duane E. Collins
                                     -------------------------------------------
                                      Duane E. Collins
                                      Director

Date:   December 20, 2001          By /s/ William E. Hoglund
                                     -------------------------------------------
                                      William E. Hoglund
                                      Director

Date:   December 20, 2001          By /s/ James G. Kaiser
                                     -------------------------------------------
                                      James G. Kaiser
                                      Director

Date:   December 20, 2001          By /s/ Robert J. Kohlhepp
                                     -------------------------------------------
                                      Robert J. Kohlhepp
                                      Director

Date:   December 20, 2001          By /s/ John A. Krol
                                     -------------------------------------------
                                      John A. Krol
                                      Director

Date:   December 20, 2001          By /s/ Susan J. Kropf
                                     -------------------------------------------

                                      Susan J. Kropf
                                      Director


Date:   December 20, 2001          By /s/ Heidi G. Miller
                                     -------------------------------------------
                                      Heidi G. Miller
                                      Director

Date:  December 20, 2001           By /s/ Lee J. Styslinger, Jr.
                                     -------------------------------------------
                                      Lee J. Styslinger, Jr.
                                      Director

Date:  December 20, 2001           By /s/ J. Lawrence Wilson
                                     -------------------------------------------
                                      J. Lawrence Wilson
                                      Director