Form 10-Q/A
period 2001-09-30
MEAD CORP
filed 2001-12-21
CIK 64394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

        [X]  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                             =========

On October 1, 2001, Mead announced its intention to sell its Gilbert Paper business to Fox River Paper Company LLC, which will produce and sell Gilbert products as part of a separate branding strategy. Mead will receive a 20% interest in Fox River Paper Company LLC. The assets intended to be sold include the real property and machinery and equipment at Gilbert's paper converting facility and finished, semi-finished and raw materials inventory, and accounts receivable. Certain accounts payable and accrued liabilities of the Gilbert business will also be assumed by Fox River. Upon closing the sale transaction, Mead intends to shutdown the Gilbert assets not sold to Fox River, which primarily include the paper mill and related supplies inventory. The sale and related paper mill shutdown are expected to result in a charge of approximately $24 million. The components of the charge include an estimated gain of $3.0 million on the net assets sold to Fox River; an estimated charge of $23.5 million for the writedown of the assets retained by Mead that are planned to be shutdown at the completion of the sale transaction; and an estimated charge of $3.5 million for severance payments to be paid to Gilbert employees that are not hired by Fox River or retained by Mead.

The gain and related shutdown and severance charges will be recorded upon the closing of the sale transaction that is expected to occur in the fourth quarter of 2001. If the sale does not occur, the company has no plans to cease the operations of the Gilbert business and facilities or terminate employees. In accordance with Statement of Financial Accounting Standards No. 121, no impairment charge has been recorded in the third quarter of 2001, as absent the contingent closing of the sale transaction, the expected undiscounted future cash flows from the operation of the Gilbert business exceeds the carrying value of the long-lived assets.

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

F - ADDITIONAL INFORMATION ON CASH FLOWS

                              Three Quarters Ended

                             --------------------------
                              Sept. 30,       Oct. 1,
                                 2001          2000
                             ------------    ----------
Cash paid for:
     Interest                   $102.5         $108.0
                                ======         ======
     Income Taxes               $ 35.5         $ 52.6
                                ======         ======

G - SEGMENT INFORMATION

                                                   Third Quarter Ended                    Three Quarters Ended
                                             -----------------------------------    -------------------------------
                                               Sept. 30,           Oct. 1,            Sept. 30,           Oct. 1,
                                                 2001               2000                2001               2000
                                             -------------       ---------------     ------------      ------------
Net sales:
     Industry segments:
       Paper                                     $  445.8           $  509.9            $1,385.1           $1,432.9
       Packaging and Paperboard                     388.7              413.9             1,163.7            1,238.3
       Consumer and Office Products                 310.7              294.4               692.8              652.0
                                                 --------           --------            --------           --------

       Total                                     $1,145.2           $1,218.2            $3,241.6           $3,323.2
                                                 ========           ========            ========           ========

Earnings (loss) from operations before income taxes:

     Industry segments:
       Paper                                     $  (11.7)          $   54.0            $  (20.8)          $  153.0
       Packaging and Paperboard                      38.5               52.6                94.6              148.4
       Consumer and Office Products                  43.0               27.5                76.1               49.9
Corporate and other (1)                             (47.8)             (45.5)             (139.1)            (139.7)
                                                 --------           --------            --------           --------

       Total                                     $   22.0           $   88.6            $   10.8           $  211.6
                                                 ========           ========            ========           ========
(1)  Corporate and other includes
the following:
     Other revenues (expenses)                   $   (2.0)          $    1.0            $   (0.1)          $    5.4
     Interest and debt expense                      (28.0)             (32.0)              (86.3)             (93.0)
     General Corporate expenses                     (17.8)             (14.5)              (52.7)             (52.1)
                                                 --------           --------            --------           --------

       Total                                     $  (47.8)          $  (45.5)           $ (139.1)          $ (139.7)
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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (10) Material Contracts:

               (1) Amendment to Corporate Annual Incentive Plan for 2001 in which executive officers participate (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (2) Amendment to Corporate Long Term Incentive Plan effective 2001 in which executive officers participate(incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (3) Amendment to Corporate Long Term Incentive Plan effective 2002 in which executive officers participate (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                    2001).

               (4) Amendment to the 1985 Supplement to the Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (5) Amendment to the 1985 Supplement to the Incentive Compensation Election Plan in which executive officers Participate (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (6) Amendment to the Executive Capital Accumulation Plan in which executive officers participate (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (7) Amendment to the Incentive Compensation Election Plan in which executive officers participate (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (8) Amendment to the Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (9) Amendment to the Excess Earnings Benefit Plan in which executive officers participate (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (10) Amendment to the Section 415 Excess Benefit Plan in which executive officers participate (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (11) Amendment to the Directors Capital Accumulation Plan
                    (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               (12) Fourth Amendment to Benefit Trust Agreement (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

Date:  December 20, 2001

THE MEAD CORPORATION
--------------------
   (Registrant)



By:  /s/ Peter H. Vogel, Jr.
   -------------------------------------
   Peter H. Vogel, Jr.
   Vice President, Finance and Treasurer
   (Chief Accounting Officer)